Form 10QSB
period 1995-06-30
TSI INC /MT/
filed 1995-07-28
CIK 99506

                    U.S. Securities and Exchange Commission
                         Washington, D.C.  20549
                                FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
     OF 1934
       For the quarterly period ended         June 30, 1995
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from                   to
       Commission file number               0-2054

                        TSI, INC.
(Exact name of small business issuer as specified in its charter)


                   Montana
(State or other jurisdiction of incorporation or organization)

               81-0267738
(IRS Employer Identification No.)

128 Second Street South, Great Falls, Montana   59405
      (Address of principal executive offices)

              (406) 727-2600
       (Issuer's telephone number)

               Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 o r15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes   X     No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes       No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
              Class                              Outstanding at June 30, 1995
  $.05 Par Value Common Stock                            9,423,142 Shares

Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                                   TSI, INC.

                                     INDEX


                                 JUNE 30, 1995
                                                            Page Number
PART I

  Condensed Consolidated Financial Statements:

  Balance Sheet
        June 30, 1995. . . . . . . . . . . . . . . . . . . . . .   2

  Statements of Income -
    Six Months and Three Months Ended June 30, 1995 and 1994       3

  Statements of Cash Flows -
    Six Months Ended June 30, 1995 and 1994. . . . . . . . . . .   4

  Notes to Consolidated Financial Statements . . . . . . . . . .   5

  Management's Discussion and Analysis of the
    Statements of Income. . . . . . . . . . . . . . . . . . . . .  6


PART II

  Other Information . . . . . . . . . . . . . . . . . . . . . . .  7

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .   8

                           TSI, INC
                         BALANCE SHEET
                      AS OF JUNE 30, 1995

   ASSETS
Current Assets
   Cash                                                         $ 6,452,676
   Marketable Securities, at Fair Value                           2,389,685
   Receivables - Net                                                 60,493
   Income Tax Prepayments                                            49,911

            Total Current Assets                                  8,952,765

Other Assets
   Noncurrent Investments, at Fair Value                          7,333,459
   Noncurrent Receivables                                            98,118
   Other Assets                                                       2,238
Property, Plant and Equipment, Net                                1,160,575

                        TOTAL ASSETS                            $17,547,155

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Liabilities                      $   257,292
  Deferred Income Taxes                                             267,400
  Due to Parent Company                                              26,349

       Total Current Liabilities                                    551,041


Provison For Estimated Title and Escrow Losses                    1,061,828
Minority Interests                                                  281,178
Excess of Fair Value of Net Assets Acquired Over Cost                77,405
Deferred Income Taxes                                             1,586,800

Stockholders' Equity
  Common Stock - $.05 Par Value;(30,000,000
   shares authorized;  9,423,142 shares issued)                     471,157
  Additional Paid-In Capital                                      8,082,957
  Retained Earnings                                               2,759,383
  Unrealized Gains on Investments                                 2,675,406
             Total Stockholders' Equity                          13,988,903

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $17,547,155
                See Notes to Consolidated Financial Statements

                               TSI,INC.
                        STATEMENTS OF INCOME


                            For The Three Months        For The Six Months
                                   Ended                       Ended
                                  June 30,                    June 30,
                           1995          1994          1995          1994

Operating Revenues    $  655,177       $ 847,493    $1,242,572   $1,591,566

Operating Expenses

  Salaries and Payroll
     Costs               181,710         224,697       356,326      446,230
  Depreciation            26,407          32,370        52,813       64,740
  Other Expenses         193,263         200,434       378,759      359,811

  Total Expenses         401,380         457,501       787,898      870,781

Operating Income         253,797         389,992       454,674      720,785

Gain (Loss) on Sales
   of Assets              37,353          (2,616)       37,353       (1,016)

Amortization of
   Deferred Credit         2,055           2,055         2,055        2,055

Minority Portion of
    (Income)              (7,000)        (10,000)      (10,300)     (17,100)

Income Tax Expense       (95,600)       (139,000)     (155,000)    (260,000)

       Net Income      $ 190,605       $ 240,031     $ 330,837    $ 446,779


Earnings Per Share
(Earnings Per Weighted
 Average Shares
 Outstanding: 9,423,142
 Shares in 1995
 and 1994)              $    .02       $     .03     $     .04     $    .04

Dividends Per Share     $      -       $       -     $       -     $      -

                   See Notes to Consolidated Financial Statements

                                 TSI, INC.
                        STATEMENTS  OF CASH  FLOWS



                                              For The Six Months Ended
                                                     June 30,
                                              1995                1994


       CASH FLOWS FROM OPERATING ACTIVITIES

 Net Cash Provided (Used) By Operating
    Activities                           $   235,571         $   585,543



       CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds From Sales of Property,
   Plant and Equipment                        83,262               2,600

 Cash Received on Principal of
   Notes Receivable                            1,140               1,164

 Cash Purchases of Minority Interests           (500)               (700)

 Capital Expenditures Paid in Cash           (25,889)             (6,194)

 Cash Used for Purchases of Marketable
   Securities Available For Sale             (21,813)           (109,440)

 Cash Received Upon Disposition of
   Marketable Securities Available
   For Sale                                   82,915             427,752


 Net Cash Provided (Used) By Investing
   Activities                                119,115             315,182



       CASH FLOWS FROM FINANCING ACTIVITIES

 Cash Advanced From (To) Parent Company      (83,984)            (58,714)


 Net Cash Provided (Used) By Financing
   Activities                                (83,984)            (58,714)



 NET INCREASE IN CASH                        270,702              842,011


 CASH - BEGINNING OF PERIOD                6,181,974            4,527,135

 CASH - END OF PERIOD                    $ 6,452,676          $ 5,369,146



               See Notes to Consolidated Financial Statements

                                 TSI, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30,1995





   In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June
 30, 1995 and the results of the Company's operations for the six months and three months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994.

    The results of operations for the six months and three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

   The consolidated financial statements include the accounts of the company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

   M Corp owns approximately 91% of the Company's issued and outstanding common stock.

   The Company adopted the provisions of Statement of Financial Accounting Standards No.115, Accounting for Certain Investments in
 Debt and Equity  Securities (SFAS  No. 115) effective   January 1,
 1994. The Company has classified its investments, both current and noncurrent, in debt and equity securities as Available-For-Sale, in accordance with the various classifications of securities contained in SFAS No. 115.

   In accordance with SFAS No. 115, the  Company's  portfolios,
 current and  noncurrent, of  Available-For-Sale   investments are
 carried at fair value in the Company's balance sheet at June 30, 1995. The net unrealized holding gains at June 30, 1995, net of the estimated income tax effects and minority interests in the unrealized holding gains is reported as a separate component of stockholder's equity at June 30, 1995.

                             TSI, INC.
               MANAGEMENT'S DISCUSSION  AND ANALYSIS
                     OF THE INCOME  STATEMENT



                          JUNE 30, 1995



     A summary of the period to period changes in items included in the statements of income is shown below.



                                COMPARISON                         OF

                                THREE MONTHS                 SIX MONTHS
                                   ENDED                        ENDED
                                  JUNE 30,                     JUNE 30,
                              1995 AND 1994                1995 And 1994


                              INCREASES                 (DECREASES)


Revenues         $  (192,316)        (22.7%)          $  (348,994)    (21.9%)

Expenses             (56,121)        (12.3%)              (82,883)    ( 9.5%)

Gain on Sales
   of Assets          39,969            NM                 38,369        NM

Net Income           (49,826)        (20.7%)             (115,942)     (26.0%)


     Revenues decreased $348,994 (21.9%) in the first six months of 1995 as compared with the first six months of 1994 due primarily to a decrease, $329,577, 32.7%, in title insurance and related revenues. The decrease in title insurance and related revenues during the first six months of 1995 as compared with the first six months of 1994 was due primarily to a decrease in the real estate economies within which the Company operates. During the first six months of 1995 the Company realized a net loss on the sale of investments in the amount of $20,392 as compared with a net gain of $80,644 realized during the first six months of 1994.

    Salaries and payroll costs decreased $89,904, 20.1%,in the first six months of 1995 as compared with the first six months of 1994 due primarily to a decrease in the number of employees employed by the Company in it's title insurance operations. Other expenses increased $18,948, 5.3% in the first six months of 1995 as compared with the first six months of 1994 due primarily to an increase in accounting and legal fees.

    Income tax expense decreased $105,000, 40.4%, in the first six months of 1995 as compared with the first six months of 1994 due to the decrease in pre-tax income.

                                TSI, INC.


                                 PART II


                           OTHER   INFORMATION



                              JUNE 30, 1995


 ITEM 1  LEGAL PROCEEDINGS

         None

 ITEM 2  CHANGES IN SECURITIES

         None

 ITEM 3  DEFAULTS UPON SENIOR SECURITIES

         None

 ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

 ITEM 5  OTHER INFORMATION

         None

 ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

         None

                                 SIGNATURES







              In accordance with the requirements of the Exchange
              Act, the registrant caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.






                               TSI, INC.

                              Registrant


    Date:  July 27,1995             s/S.I. Murphy

                                      S. I. Murphy
                                      Assistant Secretary-Treasurer

    Date:  July 27,1995              s/Jerry K. Mohland

                                       Jerry K.Mohland,
                                       Accountant