Form 10QSB/A
period 1995-06-30
TSI INC /MT/
filed 1995-09-06
CIK 99506

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB/A

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


  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No

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


Transitional Small Business Disclosure Format (Check One):
Yes;    No  X






           THE COMPANY'S FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1995 IS BEING AMENDED HEREBY TO INCLUDE EXHIBIT 27, A FINANCIAL DATA SCHEDULE.





                                SIGNATURES







        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 TSI, INC.
                                Registrant


Date:  August 27, 1995           s/C. Swofford
                                   C. Swofford
                                   Assistant Secretary-Treasurer





Date:  August 27, 1995            s/Jerry K. Mohland
                                    Jerry K.Mohland,
                                    Accountant