Form 10QSB
period 1995-09-30
TSI INC /MT/
filed 1995-10-30
CIK 99506

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended       September 30, 1995


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


         Class                           Outstanding at September 30, 1995
$.05 Par Value Common Stock                      9,423,142 Shares



Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                                   TSI, INC.

                                    INDEX


                             SEPTEMBER 30, 1995
                                                                  Page Number
PART I

  Condensed Consolidated Financial Statements:

     Balance Sheet
       September 30, 1995                                             2

     Statements of Income -
       Three Months and Nine Months Ended
       September 30, 1995 and 1994                                    3

     Statements of Cash Flows -
       Nine Months Ended September 30, 1995 and 1994                  4

     Notes to Consolidated Financial Statements                       5

  Management's Discussion and Analysis of the
    Statements of Income                                              6


PART II

  Other Information                                                   7

  Signatures                                                          8

                                  TSI, INC.

                                BALANCE SHEET

                          AS OF SEPTEMBER 30, 1995
     ASSETS
Current Assets
  Cash                                                          $   6,845,306
  Marketable Securities, at Fair Value                              2,431,886
  Receivables - Net                                                    82,754
             Total Current Assets                                   9,359,946
Other Assets
   Noncurrent Investments, at Fair Value                            7,289,113
   Noncurrent Receivables                                              95,748
   Other Assets                                                         2,238
Property, Plant and Equipment, Net                                  1,137,992
                        TOTAL ASSETS                            $  17,885,037

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Liabilities                      $     199,264
  Income Taxes Payable                                                 45,089
  Due To Parent Company                                                51,969
  Deferred Income Taxes                                               284,000
            Total Current Liabilities                                 580,322
Provision For Estimated Title and Escrow Losses                     1,143,351
Minority Interests                                                    289,140
Excess of Fair Value of Net Assets Acquired Over Cost                  75,350
Deferred Income Taxes                                               1,568,700
Stockholder's Equity
  Common Stock - $.05 Par Value;(30,000,000
   shares authorized;  9,423,142 shares issued)                       471,157
  Additional Paid-In Capital                                        8,082,957
  Retained Earnings                                                 3,000,852
  Unrealized Gains on Investments                                   2,673,208
             Total Stockholders' Equity                            14,228,174
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  17,885,037


               See Notes to Consolidated Financial Statements


                                 TSI, INC.
                            STATEMENTS OF INCOME





                                  For The Three                   For The Nine
                                  Months Ended                    Months Ended
                                  September 30,                   September 30,
                               1995           1994              1995           1994


Operating Revenues         $  735,814    $  773,913        $1,978,386       $2,365,479

Operating Expenses
  Salaries and Payroll
   Costs                      184,138       207,790           540,464          654,020
  Depreciation                 26,174        32,370            78,987           97,110
  Other Expenses              193,796       235,570           572,555          595,381
  Total Expenses              404,108       475,730         1,192,006        1,346,511
Operating Income              331,706       298,183           786,380        1,018,968
Gain (Loss) on Sales of
 Assets                        10,500            --            47,853           (1,016)
Amortization of
 Deferred Credit                2,055         2,055             6,165            6,165
Minority Portion of
 (Income)                      (7,792)       (4,229)          (18,092)         (21,329)
Income Tax Expense            (95,000)      (80,000)         (250,000)        (340,000)
     Net Income            $  241,649    $  216,009        $  572,306       $  662,788

Earnings Per Share
(Earnings Per Weighted
 Average Shares
 Outstanding: 9,423,142
 shares in 1995 and
 1994)                     $      .03    $      .02        $      .06       $     .07

Dividends Per Share        $       --    $       --        $       --       $      --


               See Notes To Consolidated Financial Statements

                                  TSI, INC.

                          STATEMENTS OF CASH FLOWS

                                                         For The Nine
                                                         Months Ended
                                                         September 30,
                                                      1995             1994
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                        $ 596,545       $  968,077

     CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds From Sales of Property,
 Plant and Equipment                                  93,762            4,876
Cash Received on Principal of
 Notes Receivable                                      1,650            1,690
Cash Purchases of Minority Interests                    (500)          (1,300)
Capital Expenditures Paid in Cash                    (29,481)          (6,194)
Cash Used for Purchases of Marketable
 Securities Available For Sale                       (24,795)        (111,606)
Cash Received on Dispositions of Marketable
 Securities Available For Sale                        84,515          541,043

Net Cash Provided By Investing
  Activities                                         125,151          428,509

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Advanced (To) Parent Company                    (58,364)         (52,779)
Net Cash (Used) By Financing
 Activities                                          (58,364)         (52,779)

NET INCREASE IN CASH                                 663,332        1,343,807
CASH - BEGINNING OF PERIOD                         6,181,974        4,527,135
CASH - END OF PERIOD                               6,845,306      $ 5,870,942




                See Notes to Consolidated Financial Statements

                                TSI, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1995



        In   the   opinion   of   management,   all   adjustments   necessary
(consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 1995 and the results of the Company's operations for the three months and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994.

       The   results   of   operations  for  the  three   months   and   nine
months   ended   September   30,   1995  and   1994   are   not   necessarily
indicative of the results to be expected for the full year.

       The   consolidated   financial   statements   include   the   accounts
of the company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

       M   Corp   owns  approximately  91%  of  the  Company's   issued   and
outstanding common stock.


       The   Company  adopted  the  provisions  of  Statement  of   Financial
Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) effective January 1,
1994.    The   Company   has   classified  its  investments,   both   current
and noncurrent, in debt and equity securities as Available-For-Sale, in accordance with the various classifications of securities contained in SFAS No. 115.

       In   accordance   with   SFAS  No.  115,  the  Company's   portfolios,
current    and    noncurrent,   of   Available-For-Sale    investments    are
carried at fair value in the Company's balance sheet at September    30,
1995.    The   net   unrealized    holding    gains    at September   30,
1995,  net  of  the  estimated  income  tax   effects   and minority
interests   in   the  unrealized  holding   gains,   is   reported
as   a   separate   component  of  stockholder's  equity  at  September   30,
1995.

                                  TSI, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF THE INCOME STATEMENT

                             SEPTEMBER 30, 1995



       A   summary  of  the  period  to  period  changes  in  items  included in the statements of income is shown below.


                                       COMPARISON      OF
                               THREE MONTHS           NINE MONTHS
                                   ENDED                 ENDED
                               SEPTEMBER 30,          SEPTEMBER 30,
                               1995 AND 1994          1995 AND 1994

                               INCREASES              (DECREASES)

Revenues                  $  (38,099)   (4.9%)      $ (387,093)  (16.4%)

Expenses                     (71,622)  (15.1%)        (154,505)  (11.5%)

Gain on Sales
  of Assets                   10,500   100.0%           48,869      NM

Net Income                    25,460    11.8%          (90,482)  (13.7%)


    Revenues decreased $387,093 (16.4%) in the first nine months of 1995 as compared wuth the first nine months of 1994 due primarily to a decrease, $367,645, 25.0%, in title insurance and related revenues. The decrease in title insurance and related revenues during the first nine months of 1995 as compared with the first nine months of 1994 was due primarily to a decrease in the real estate economies within which the Company operates. During the first nine months of 1995 the Company realized a net loss on the sale of investments in the amount of $20,392 as compared with a net gain of $108,330 realized during the first nine months of 1994.

    Salaries and payroll costs decreased $113,556, 17.4%, in the first nine months of 1995 as compared with the first nine months of 1994 due primarily to a decrease in the number of employees employed by the Company in it's title insurance operations.

    Income tax expense decreased $90,000, 26.5%, in the first nine months of 1995 as compared with the first nine months of 1994 due to the decrease in pre-tax income.

                                TSI, INC.

                                 PART II

                             OTHER INFORMATION

                             SEPTEMBER 30, 1995

ITEM 1    LEGAL PROCEEDINGS

          None

ITEM 2    CHANGES IN SECURITIES

          None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On July 11, 1995 a meeting of shareholders was held at which the Company's entire Board of Directors was elected. The Company's shareholders also authorized the Board of Directors to select an independent certified public accounting firm to audit the Company's financial statements for 1995. No other matters were acted upon at the shareholders'meeting.

ITEM 5    OTHER INFORMATION

          None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          None

                                 TSI INC.

                                SIGNATURES







    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                TSI, INC.
                               Registrant









Date:  October 30, 1995            s/C. Swofford
                                     C. Swofford
                                     Assistant Secretary-Treasurer





Date:  October 30, 1995            s/Jerry K. Mohland
                                     Jerry K.Mohland,
                                     Accountant