Form 10KSB
period 1995-12-31
TSI INC /MT/
filed 1996-04-01
CIK 99506

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                             FORM 10-KSB
(Mark One)
XX ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
    For the fiscal year ended December 31, 1995

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from            to

    Commission file number 0-2054

                   TSI, INC.
(Name of small business issuer in its charter)

                  Montana
(State or other jurisdiction of incorporation or organization)

                81-0267738
(I.R.S. Employer Identification Number)


128 Second Street South, Great Falls, Montana         59405
   (Address of principal executive offices)        (Zip Code)

Issuer's telephone number (406) 727-2600

Securities registered under Section 12(b) of the Exchange Act:
            Title of Each Class     Name of Each Exchange On Which Registered
                   NONE                               N/A

Securities registered under Section 12(g) of the Exchange Act:
               Common Stock $.05 Par Value
                    (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes XX     No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year $2,667,441

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of February 28, 1996, 843,503 shares held by nonaffiliates were outstanding. The registrant's stock is not traded on any securities exchange. To registrant's knowledge, neither bid nor asked quotations for registrant's stock have appeared in any established quotation system during the past sixty business days. To registrant's knowledge, neither bid nor asked quotations for registrant's stock are reported in any newspapers nor are records kept by the National Quotation Bureau, Inc. There exists no public market for registrant's stock.

          (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
9,423,142 shares $.05 par value common stock are outstanding as of February 28, 1996.

                  DOCUMENTS INCORPORATED BY REFERENCE

           DOCUMENTS                             FORM 10-KSB REFERENCE

    Annual Report to Shareholders for            Part I,   Items 1 and 2
    the year ended December 31, 1995.            Part II,  Items 5, 6 and 7
                                                 Part III, Item 12
                                                 Part IV, Item 13

Transitional Small Business Disclosure Format (check one):  Yes   ; No X

                              TSI, INC.

                               PART I


ITEM 1.  DESCRIPTION OF BUSINESS AND
ITEM 2.  DESCRIPTION OF PROPERTY

A description of the Company's business and property ownership is set forth on Page 1 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1995, which description is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings presently pending by or against TSI, Inc., are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company and its subsidiaries taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                            TSI, INC.

                             PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS;
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7.  FINANCIAL STATEMENTS


Items 5, 6 and 7 are set forth on Page 16, Pages 1 and 2 and Pages 3 to 15, respectively, of Exhibit 13, TSI, Inc. Annual Report to Shareholders for the year ended December 31, 1995, which report is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements concerning accounting principles or practices or financial statement disclosures between the Company and the Company's independent auditor during the two most recent years.

                              TSI, INC.

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

The following are the directors and executive officers of the Company. All directors and officers serve as such until the 1996 annual meeting of shareholders or until their successors are elected and qualify.

NAME, AGE, AND YEAR ELECTED DIRECTOR         POSITION

Paul J. McCann, Jr.   41, 1995               Director,
                                             President

G. Robert Crotty, Jr. 68, 1995               Director

R. Bruce Robson       54, 1994               Director


R. Bruce Robson is the secretary-treasurer and a director of Medical Information Processing Systems, Inc. and a director of M Corp.

G. Robert Crotty, Jr. is a director M Corp.

Family Relationships
Paul J. McCann, Jr. is a son of Anne Marie and Paul J. McCann. Members of the Anne Marie and Paul J. Mccann family control, directly or indirectly, a majority of the outstanding common stock of M Corp. M Corp owns approximately 91% of the Company's issued and outstanding common stock. There are no other family relationships among the individuals listed above nor are there any arrangements or understandings pursuant to which any of them were elected as officers or directors.

Following are the executive officers of the Company and a description of their principal business experience.

Name and Position              Principal Business Experience

Paul J. McCann, Jr.,       Director and President, TSI, Inc.(1995 to present)
President, Director        Attorney at Law; Investor,
                           Billings, Montana

G. Robert Crotty, Jr.,     Director, TSI, Inc. (1995 to present).
                           Attorney at Law;
                           Great Falls, Montana

R. Bruce Robson,           Director, M Corp; Secretary-Treasurer
Director                   and Director, Medical Information
                           Processing Systems, Inc.; Data Processing
                           Manager, Sletten Construction Co.;
                           Great Falls, Montana

Based solely on its review of reports of persons subject to Section 16 of the Securities and Exchange Act, the Company believes that required reports were filed in a timely manner disclosing transactions involving the Company's common stock.
                             III-1
                               3.

                           TSI, INC.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table shows the cash compensation paid by the Company and its consolidated subsidiaries to the Company's President and Chief Executive Officer for 1995, 1994 and 1993. No officer or director of the Company or its consolidated subsidiaries received total cash compensation in excess of $100,000 for 1995, 1994 or 1993.

                     Summary Compensation Table
Name and                    Calendar                  Total Cash
Principal Position            Year                   Compensation

Paul J. McCann, Jr.           1995                      $ 0
 President, Director


S. M. McCann                  1995                      $ 0
 President, Director          1994                      $ 0
                              1993                      $ 0


    The Company has no pension plan, no stock option or stock appreciation rights plans and no long-term incentive plans and there was no other material compensation paid during the year ended December 31, 1995. The Company has not adopted a formal plan for the compensation of directors. During 1995 the Company and its consolidated subsidiaries paid a total of $750 for director fees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

    Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on February 28, 1996.


                                       Amount and Nature
 Title of     Name and Address of        of Beneficial    Percent
  Class        Beneficial Owner            Ownership      of Class

$.05 Par      M Corp                     8,574,894 (1)    90.9%
Value Common  110 Second Street South    Direct
Stock         Great Falls, Montana


    (1) At February 28, 1996, GNI, Inc. (a Delaware corporation) owned over fifty percent of M Corp's outstanding stock. At February 28, 1996, members of the Anne Marie and Paul J. McCann family, including
         Paul J. McCann, Jr., son of Anne Marie and Paul J. McCann, controlled a majority of the outstanding stock of GNI, Inc.
         Members of the Anne Marie and Paul J. McCann family own a total of 4,745 shares of the Company's outstanding stock. Paul J. McCann owns no shares of stock in TSI, Inc. and disclaims beneficial ownership in any stock of TSI, Inc.

                                    III-2
                                      4.

                                  TSI, INC.




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Continued

(b) Security Ownership of Management

    The following table sets forth as of February 28, 1996, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:

                              Amount and Nature
Name of Beneficial Owner    of Beneficial Ownership   Percent

Paul J. McCann, Jr.           None (1)                  --

G. Robert Crotty, Jr.         None                      --

R. Bruce Robson               None                      --

All Directors and Officers    None (1)                  --
 as a Group

(1)  See Note (1) item 11(a) on preceding page.


(c) Changes In Control

    The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Transactions with the Company's parent company, its subsidiaries and other related parties are disclosed in Note 10 of the notes to consolidated financial statements in the Annual Report to Shareholders for the year ended December 31, 1995, which note is incorporated herein by reference. During 1995, the Company compensated members of the Anne Marie and Paul J. McCann family, the total amount of $40,754. During 1994, the Company and its subsidiaries compensated Paul J. McCann the total amount of $13,501.


                                  III-3

                                 TSI, INC.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         No. 13 - TSI, Inc. Annual Report to Shareholders for the year ended December 31, 1995.

         No. 22 - Subsidiaries.

         No. 27 - Financial Data Schedule.

(b)      Reports on Form 8-K

         No current reports on Form 8-K were filed by the Company during the three months ended December 31, 1995.

                                    TSI, INC.

                                    SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     TSI, INC.




Date:  February 28, 1996          By:  s/Paul J. McCann, Jr.
                                         Paul J. McCann, Jr., President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 1996.


    Chairman of the Board President
     Principal Executive and           s/Paul J. McCann, Jr.
     Financial Officer                   Paul J. McCann, Jr.


     Director                          s/R. Bruce Robson
                                         R. Bruce Robson


     Principal Accountant              s/Jerry K. Mohland
                                         Jerry K. Mohland