Form 10QSB
period 1996-03-31
TSI INC /MT/
filed 1996-05-10
CIK 99506

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                	FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

       For the quarterly period ended         March 31, 1996


[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                   to

       Commission file number          0-2054


                             TSI, Inc.
   (Exact name of small business issuer as specified in its charter)

          Montana                                  81-0267738
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


            128 Second Street South, Great Falls, Montana   59405
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

        Class                              Outstanding at March 31, 1996
$.05 Par Value Common Stock                     9,423,142 Shares


Transitional Small Business Disclosure Format (Check One): Yes      ; No   X

                              	TSI, INC.

                               	INDEX


                            	MARCH 31, 1996

                                                                	Page Number
PART I

  Condensed Financial Statements:

Balance Sheet -
  March 31, 1996 		                                                   2

Statements of Income -
  Three Months Ended March 31, 1996 and 1995		                        3

Statements of Cash Flows -
  Three Months Ended March 31, 1996 and 1995		                        4

Notes to Financial Statements		                                       5

  Management's Discussion and Analysis of the
      Statements of Income		                                          6


PART II

  Other Information		                                                 7

  Signatures		                                                        8

                                	TSI, INC.

                             	BALANCE SHEET

                           	AS OF MARCH 31, 1996

     ASSETS
Current Assets
  Cash                                                       $   7,556,430
  Marketable Securities, at Fair Value                           2,570,000
  Receivables - Net                                                 49,523

Total Current Assets                                            10,185,953

Other Assets
   Noncurrent Investments, at Fair Value                         7,287,088
   Noncurrent Receivables                                           98,341
   Other Assets                                                      2,238

Property, Plant and Equipment, Net                               1,080,376

                  TOTAL ASSETS                               $  18,653,996

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Liabilities                   $     220,833
  Income Taxes Payable                                             155,089
  Deferred Income Taxes                                            336,400
  Due to Parent Company                                            184,430

            Total Current Liabilities                              896,752

Provison For Estimated Title and Escrow Losses                   1,110,067
Minority Interests                                                 299,337
Excess of Fair Value of Net Assets Acquired Over Cost               71,240
Deferred Income Taxes                                            1,568,400

Stockholders' Equity

  Common Stock - $.05 Par Value;(30,000,000
   shares authorized;  9,423,142 shares issued)                    471,157
  Additional Paid-In Capital                                     8,082,957
  Retained Earnings                                              3,405,875
  Unrealized Gain on Investments                                 2,748,211

             Total Stockholders' Equity                         14,708,200

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 18,653,996

              	See Notes to Consolidated Financial Statements

                                TSI, INC.

                           	STATEMENTS OF INCOME

                                                   For The Three Months Ended
                                                             March 31,
                                                       1996            1995

Operating Revenues                                 $  804,356      $  587,395

Operating Expenses
    Salaries & Payroll Costs                          183,657         174,616
    Depreciation                                       19,624          26,406
    Other Expenses                                    163,187         185,496

        Total Expenses                                366,468         386,518

                                                      437,888         200,877

Amorizatation of Deferred Credit                        2,055           2,055

Minority Portion of (Income)                           (6,550)         (3,300)

Income Tax Expense                                   (155,000)        (59,400)

        Net Income                                 $  278,393      $  140,232

Earnings Per Weighted Average Share
  Outstanding:  (9,423,142 Shares in 1996
   and 1995)                                       $      .03      $      .01

Dividends Per Share                                $       --      $       --

	              See Notes to Consolidated Financial Statements

                               	TSI, INC.

                       	STATEMENTS OF CASH FLOWS

                                                  For The Three Months Ended
                                                          March 31,
                                                     1996           1995

     CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided By Operating
 Activities                                       $  314,200     $  208,925

     CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds From Sales of Property,
 Plant and Equipment                                   1,289             -
Cash Received on Principal of
 Notes Receivable                                        530            561
Cash Purchases of Minority Interests                      -              -
Capital Expenditures Paid in Cash                         -           1,339
Cash Used for Purchases of Marketable
 Securities Available For Sale                        (66,904)       (4,910)
Cash Received for Sales of Marketable
 Securities Available For Sale                        204,375        82,840

Net Cash Provided By Investing
  Activities                                          139,290        79,830


     CASH FLOWS FROM FINANCING ACTIVITIES
Cash Advanced From Parent Company                      22,511        21,800

Net Cash Provided By Financing
 Activities                                            22,511        21,800

NET INCREASE IN CASH                                  476,001       310,555

CASH - BEGINNING OF PERIOD                          7,090,429     6,181,974

CASH - END OF PERIOD                              $ 7,566,430    $ 6,492,529


              	See Notes to Consolidated Financial Statements

                               	TSI, INC.

                      	NOTES TO FINANCIAL STATEMENTS

                              	MARCH 31, 1996




In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of March 31, 1996 and the results of the Company's operations and cash flows for the three months ended March 31, 1996 and 1995.

The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

M Corp, Great Falls, Montana, owns approximately 91% of the Company's issued and outstanding common stock.

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

In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at March 31, 1996. The net unrealized holding gains at March 31, 1996, net of the estimated income tax effects and minority interests in the unrealized holding gains, is reported as a separate component of stockholders' equity at March 31, 1996.

                               	TSI, INC.

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                       OF THE STATEMENTS OF INCOME

                              	MARCH 31, 1996


A summary of the period to period changes in items included in the statements of income is shown below.

                                            COMPARISON OF
                                            Three Months
                                               Ended
                                              March 31,
                                          1996     and    1995
                                              Increases
                                             (Decreases)
Revenues                              $ 216,961            36.9%

Operating Expenses                    $ (20,050)           (5.2%)

Net Income                            $ 138,161            98.5%



Operating revenues increased $216,961, 36.9% in the first quarter of 1996 as compared with the first quarter of 1995. During the first quarter of 1996, the Company realized net gains on the disposition of available-for-sale investments in the amount of $134,091 whereas a net loss on the disposition of available-for-sale investments was incurred in the first quarter of 1995 in the amount of $19,418. Revenues from the Company's title insurance operations increased $57,991, 18.1%, in the first quarter of 1996 as compared with the first quarter of 1995 due primarily to an increase in the real estate economies within which the Company operates.

Depreciation expense decreased $6,782, 25.7%, in the first quarter of 1996 as compared with the first quarter of 1995 due in part to the sale of properties during 1995 and in part to the full depreciation of equipment during 1995.

Other expenses decreased $22,309, 12.0%, in the first quarter of 1996 as compared with the first quarter of 1995 due in part to the sale of properties during 1995 and in part to lower maintenance and repair expenses.

The provision for income tax expense increased $95,600, $160.9%, in the first quarter of 1996 as compared with the first quarter of 1995 due primarily to the increase in pre-tax income which was primarily the result of the net gains realized on the disposition of available-for sale investments.

                               	TSI, INC.

                               	PART II

                           	OTHER INFORMATION

                             	MARCH 31, 1996


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





                              	 TSI, INC.
	                              Registrant



Date:  April 29, 1996                  s/K. King
                                         K. King
                                         Assistant
                                         Secretary-Treasurer




Date:  April 29, 1996                  s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant