Form 10QSB
period 1996-06-30
TSI INC /MT/
filed 1996-08-08
CIK 99506

U.S. Securities and Exchange Commission
                        	Washington, D.C.  20549

                               	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended         June 30, 1996


[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                   to

       Commission file number               0-2054

                                TSI, INC.
   (Exact name of small business issuer as specified in its charter)


              Montana                            81-0267730
(State or other jurisdiction of       (IRS Employer Identification No.)
incorporation or organization)


            128 Second Street South, Great Falls, Montana   59405
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

        Class                                Outstanding at June 30, 1996
$.05 Par Value Common Stock                         9,423,142 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                              	TSI, INC.

                               	INDEX


                            	JUNE 30, 1996
                                                             Page Number
PART I

  Condensed Consolidated Financial Statements:

Balance Sheet
       June 30, 1996		                                             2

Statements of Income -
  Six Months and Three Months Ended June 30, 1996 and 1995	        3

Statements of Cash Flows -
  Six Months Ended June 30, 1996 and 1995		                        4

Notes to Consolidated Financial Statements		                       5

  Management's Discussion and Analysis of the
    Statements of Income		                                         6


PART II

  Other Information		                                              7

  Signatures		                                                     8

                                TSI, INC.

                       CONSOLIDATED	BALANCE SHEET

                           	AS OF JUNE 30, 1996

   ASSETS

Current Assets
   Cash                                                      $   7,770,794
   Marketable Securities, at Fair Value                          2,584,174
   Receivables - Net                                               107,217

            Total Current Assets                                10,462,185

Other Assets
   Noncurrent Investments, at Fair Value                         7,597,425
   Noncurrent Receivables                                           97,702
   Other Assets                                                      2,238
Property, Plant and Equipment, Net	                              1,060,645

                        TOTAL ASSETS	                         $ 19,220,195


   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Liabilities                    $    165,402
  Income Taxes Payable                                             237,939
  Deferred Income Taxes	                                           340,800
  Due to Parent Company                                            221,230

Total Current Liabilities                                          965,371


Provison For Estimated Title and Escrow Losses	                  1,092,007
Minority Interests	                                                306,399
Excess of Fair Value of Net Assets Acquired Over Cost	              69,185
Deferred Income Taxes	                                           1,694,800

Stockholders' Equity

  Common Stock - $.05 Par Value;(30,000,000
   shares authorized;  9,423,142 shares issued)                    471,157
  Additional Paid-In Capital	                                    8,082,957
  Retained Earnings	                                             3,600,656
  Unrealized Gains on Investments	                               2,937,663

             Total Stockholders' Equity	                        15,092,433

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                   $ 19,220,195


              	See Notes to Consolidated Financial Statements

                                  	TSI, INC.

                           	STATEMENTS OF INCOME

                          For The Three Months        For The Six Months
                                 Ended                      Ended
                                June 30,                   June 30,
                            1996        1995           1996         1995
Operating Revenues       $ 746,099    $ 655,177     $1,550,455   $1,242,572

Operating Expenses
   Salaries and Payroll
     Costs                 197,068      181,710        380,725      356,326
   Depreciation             19,731       26,407         39,355       52,813
   Other Expenses          230,513      193,263        393,700      378,759

   Total Expenses          447,312      401,380        813,780      787,898

                           298,787      253,797        736,675      454,674

Gain (Loss) on Sales
 of Assets                    -          37,353           -          37,353

Amortization of
 Deferred Credit             2,055        2,055          4,110        4,110

Minority Portion of
 (Income)                   (6,061)      (7,000)       (12,611)     (10,300)

Income Tax Expense        (100,000)     (95,600)      (255,000)    (155,000)

    Net Income          $  194,781    $ 190,605    $   473,174   $  330,837

Earnings Per Share
(Earnings Per Weighted
 Average Shares
 Outstanding: 9,423,142
 shares in 1996 and
 1995)                  $      .02    $     .02    $     .05     $      .04

Dividends Per Share     $       --    $      --    $      --     $       --


                 See Notes to Consolidated Financial Statements

                                 	TSI, INC.

                    CONSOLIDATED	STATEMENTS OF CASH FLOWS




                                                   For The Six Months Ended
                                                          June 30,

                                                      1996          1995
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided (Used) By Operating
 Activities                                     $  484,472       $   235,571

     CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds From Sales of Property,
   Plant and Equipment                               1,289            83,262
Cash Received on Principal of
   Notes Receivable                                  1,080             1,140
Cash Purchases of Minority Interests                   -                (500)
Capital Expenditures Paid in Cash                      -             (25,889)
Cash Used for Purchases of Marketable
   Securities Available For Sale                   (71,887)          (21,813)
Cash Received Upon Disposition of Marketable
   Securities Available For Sale                   206,100            82,915

Net Cash Provided By Investing
   Activities                                      136,582           119,115

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Provided From (Advanced To) Parent Company     59,311           (83,984)

Net Cash Provided (Used) By Financing
 Activities                                         59,311           (83,984)

NET INCREASE IN CASH                               680,365           270,702

CASH - BEGINNING OF PERIOD                       7,090,794         6,181,974

CASH - END OF PERIOD                           $ 7,770,429       $ 6,452,676


               	See Notes to Consolidated Financial Statements

                                 TSI, INC.

                  	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              	June 30, 1996



In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 1996 and the results of the Company's operations for the six months and three months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

The results of operations for the six months and three months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at June 30, 1996. The net unrealized holding gains at June 30, 1996, net of the estimated income tax effects and minority interests in the unrealized holding gains is reported as a separate component of stockholder's equity at June 30, 1996.

                              	TSI, INC.

                 	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                        OF THE INCOME STATEMENT

                            	JUNE 30, 1996



A summary of the period to period changes in items included in the statements of income is shown below.


                                          COMPARISON           OF

                                       THREE MONTHS          SIX MONTHS
                                           ENDED                ENDED
                                          JUNE 30,             JUNE 30,
                                       1996 AND 1995        1996 AND 1995
                                        INCREASES            (DECREASES)

Revenues                           $ 90,922    13.9%    $ 307,883    24.8%

Expenses                             45,932    11.4%       25,882     3.3%

Gain on Sales
of Assets                           (37,353) (100.0%)     (37,353) (100.0%)

Net Income                            4,176     2.2%      142,337    43.0%



Operating revenues increased $307,883, 24.8%, in the first six months of 1996 as compared with the first six months of 1995. During the first six months of 1996, the Company realized net gains on the disposition of available-for-sale investments in the amount of $135,728 whereas a net loss in the amount of $20,392 was incurred on the disposition of available-for-sale investments during the first six months of 1995. Revenues from the Company's title insurance operations increased $137,106, 20.2%, in the first six months of 1996 as compared with the first six months of 1995 due primarily to an increase in the real estate economies within which the Company operates.

Depreciation expense decreased $13,458, 25.5%, in the first six months of 1996 as compared with the first six months of 1995 due in part to the sale of properties during 1995.

Salaries and payroll costs increased $24,399, 6.8%, in the first six months of 1996 as compared with the first six months of 1995 due primarily to an increase in payroll rates and an increase in the number of employees employed in the Company's title insurance operations.

The provision for income tax expense increased $100,000, 64.5%, in the first six months of 1996 as compared with the first six months of 1995 due primarily to the increase in pre-tax income.

                                 	TSI, INC.

                                  	PART II

                            	OTHER INFORMATION


                              	JUNE 30, 1996


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





                            	 TSI, INC.
	                            Registrant


Date:  July 29, 1996			                s/K. Kings
                                         K. King
                                         Assistant Secretary-Treasurer


Date:  July 29, 1996			                s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant