Form 10QSB
period 1996-09-30
TSI INC /MT/
filed 1996-11-12
CIK 99506

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996


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


         Class                           Outstanding at September 30, 1996
$.05 Par Value Common Stock                      9,423,142 Shares



Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                                   TSI, INC.

                                    INDEX


                             SEPTEMBER 30, 1996
                                                                  Page Number
PART I

  Condensed Consolidated Financial Statements:

     Balance Sheet
       September 30, 1996                                             2

     Statements of Income -
       Three Months and Nine Months Ended
       September 30, 1996 and 1995                                    3

     Statements of Cash Flows -
       Nine Months Ended September 30, 1996 and 1995                  4

     Notes to Consolidated Financial Statements                       5

  Management's Discussion and Analysis of the
    Statements of Income                                              6


PART II

  Other Information                                                   7

  Signatures                                                          8

                                  TSI, INC.

                                BALANCE SHEET

                          AS OF SEPTEMBER 30, 1996
     ASSETS
Current Assets
  Cash                                                          $  8,294,551
  Marketable Securities                                            2,534,366
  Receivables - Net                                                   88,710

             Total Current Assets                                 10,917,627
Other Assets
   Noncurrent Investments                                         10,257,457
   Other Assets                                                        2,238
Property, Plant and Equipment, Net                                 1,041,021

                        TOTAL ASSETS                            $ 22,218,343

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Liabilities                      $    198,389
  Income Taxes Payable                                               337,930
  Due To Parent Company                                              235,099
  Deferred Income Taxes                                              340,000

            Total Current Liabilities                              1,111,418

Provision For Estimated Title and Escrow Losses                    1,073,947

Minority Interests                                                   320,175

Excess Of Fair Value Of Net Assets Acquired Over Cost                 67,130

Deferred Income Taxes                                              2,778,700

Stockholder's Equity
  Common Stock - $.05 Par Value;(30,000,000
   shares authorized;  9,423,142 shares issued)                      471,157
  Additional Paid-In Capital                                       8,082,957
  Retained Earnings                                                3,806,074
  Unrealized Gains on Investments                                  4,506,785

             Total Stockholders' Equity                           16,866,973

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 22,218,343


               See Notes to Consolidated Financial Statements


                                 TSI, INC.
                            STATEMENTS OF INCOME





                                  For The Three                   For The Nine
                                  Months Ended                    Months Ended
                                  September 30,                   September 30,
                               1996           1995              1996           1995


Operating Revenues         $  733,695    $  735,814       $2,284,150       $1,978,386

Operating Expenses
  Salaries and Payroll
   Costs                      196,742       184,138          577,467          540,464
  Depreciation                 19,623        26,174           58,978           78,987
  Other Expenses              198,723       193,796          592,423          572,555

  Total Expenses              415,088       404,108        1,228,868        1,192,006

                              318,607       331,706        1,055,282          786,380
Gain (Loss) on Sales of
 Assets                          -           10,500             -              47,853
Amortization of
 Deferred Credit                2,055         2,055            6,165            6,165
Minority Portion of
 (Income)                      (8,244)       (7,792)         (20,855)         (18,092)
Income Tax Expense           (107,000)      (95,000)        (362,000)        (250,000)

     Net Income            $  205,418    $  241,469       $  678,592       $  572,306

Earnings Per Share
(Earnings Per Weighted
 Average Shares
 Outstanding: 9,423,142
 shares in 1996 and
 1995)                     $      .02    $      .03       $      .07       $      .06

Dividends Per Share        $       --    $       --       $       --       $       --


               See Notes To Consolidated Financial Statements

                                  TSI, INC.

                          STATEMENTS OF CASH FLOWS

                                                         For The Nine
                                                         Months Ended
                                                         September 30,
                                                      1996             1995
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                        $  835,434      $  596,545

     CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds From Sales of Property,
 Plant and Equipment                                    1,289          93,762

Cash Received on Principal of
 Notes Receivable                                     106,125           1,650

Cash Purchases of Minority Interests                     (150)           (500)

Capital Expenditures Paid in Cash                         -           (29,481)

Cash Used for Purchases of Marketable
 Securities Available For Sale                       (184,209)        (24,795)

Cash Received on Dispositions of Marketable
 Securities Available For Sale                        372,453          84,515

Net Cash Provided By Investing
  Activities                                          295,508         125,151

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Advanced (To) Parent Company                      73,180         (58,364)

Net Cash (Used) By Financing
 Activities                                            73,180         (58,364)

NET INCREASE IN CASH                                1,204,122         663,332

CASH - BEGINNING OF PERIOD                          7,090,429       6,181,974

CASH - END OF PERIOD                               $8,294,551      $6,845,306






                See Notes to Consolidated Financial Statements

                                TSI, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1996



        In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 1996 and the results of the Company's operations for the three months and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

       The results of operations for the three months and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

       In accordance with SFAS No .115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at September 30, 1996. The net unrealized holding gains at September 30, 1996, net of the estimated income tax effects and minority interests in the unrealized holding gains, is reported as a separate component of stockholder's equity at September 30, 1996.

                                  TSI, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF THE INCOME STATEMENT

                             SEPTEMBER 30, 1996



       A   summary  of  the  period  to  period  changes  in  items  included in the statements of income is shown below.


                                       COMPARISON      OF
                               THREE MONTHS           NINE MONTHS
                                   ENDED                 ENDED
                               SEPTEMBER 30,          SEPTEMBER 30,
                               1996 AND 1995          1996 AND 1995

                               INCREASES              (DECREASES)

Revenues                  $  (2,119)       .3%       $ 305,764       15.6%

Expenses                     10,980       2.7%          36,862        3.1%

Gain on Sales
  of Assets                 (10,500)   (100.0%)        (47,853)    (100.0%)

Net Income                  (36,051)    (14.9%)        106,286       18.6%


Operating revenues increased $305,764, 15.6%, in the first nine months of 1996 as compared with the first nine months of 1995. During the first nine months of 1996, the Company realized net gains on the disposition of available-for-sale investments in the amount of $135,728 whereas a net loss in the amount of $20,392 was incurred on the disposition of available-for-sale investments during the first nine months of 1995. Revenues from the Company's title insurance operations increased $144,710, 13.1%, in the first nine months of 1996 as compared with the first nine months of 1995 due primarily to an increase in the real estate economies within which the Company operates.

Depreciation expense decreased $20,009, 25.3%, in the first nine months of 1996 as compared with the first nine months of 1995 due in part to a sale of properties during 1995.

Salaries and payroll costs increased $37,003, 6.9%, in the first nine months of 1996 as compared with the first nine months of 1995 due primarily to an increase in payroll rates and an increase in the number of employees in the Company's title insurance operations.

The provision for income tax expense increased $112,000, 44.8%, in the first nine months of 1996 as compared with the first nine months of 1995 due primarily to the increase in pre-tax income.

                                TSI, INC.

                                 PART II

                             OTHER INFORMATION

                             SEPTEMBER 30, 1996

ITEM 1    LEGAL PROCEEDINGS

          None

ITEM 2    CHANGES IN SECURITIES

          None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the third quarter of 1996. However, on October 22, 1996, a meeting of shareholders was held at which the Company's entire Board of Directors was elected. The Company's shareholders also authorized the Board of Directors to select an independent certified public accounting firm to audit the Company's financial statements for 1996.

ITEM 5    OTHER INFORMATION

          None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          None

                                 TSI INC.

                                SIGNATURES







    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                TSI, INC.
                               Registrant









Date:  October 30, 1996            s/N. Scott Atchison
                                     N. Scott Atchison
                                     Assistant Secretary-Treasurer





Date:  October 30, 1996            s/Jerry K. Mohland
                                     Jerry K.Mohland,
                                     Accountant