Form 10QSB
period 1997-03-31
TSI INC /MT/
filed 1997-05-15
CIK 99506

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                	FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       For the quarterly period ended         March 31, 1997


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

        Class                              Outstanding at March 31, 1997
$.05 Par Value Common Stock                     9,423,142 Shares


Transitional Small Business Disclosure Format (Check One): Yes      ; No   X

                              	TSI, INC.

                               	INDEX


                            	MARCH 31, 1997

                                                            	Page Number
PART I

  Condensed Financial Statements:

Balance Sheet -
  March 31, 1997 	                                                2

Statements of Income -
  Three Months Ended March 31, 1997 and 1996                      3

Statements of Cash Flows -
  Three Months Ended March 31, 1997 and 1996                      4

Notes to Financial Statements		                                   5

  Management's Discussion and Analysis of the
      Statements of Income		                                      6


PART II

  Other Information		                                             7

  Signatures		                                                    8

                                	TSI, INC.

                             	BALANCE SHEET

                           	AS OF MARCH 31, 1997

ASSETS
Current Assets
  Cash                                                       $  14,224,216
  Marketable Securities, at Fair Value                           1,648,792
  Receivables, Net                                                  67,785

Total Current Assets                                            15,940,793

Other Assets
   Noncurrent Investments, at Fair Value                         6,689,420
   Other Assets                                                      2,238

Property, Plant and Equipment, Net                                 977,115

TOTAL ASSETS                                                 $  23,609,566

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Liabilities                   $     246,210
  Income Taxes Payable                                           2,222,930
  Deferred Income Taxes                                            144,800
  Due to Parent Company                                            591,180

            Total Current Liabilities                            3,205,120

Provison For Estimated Title and Escrow Losses                   1,052,286
Minority Interests                                                 323,143
Deferred Income Taxes                                            1,206,600
Excess of Fair Value of Net Assets Acquired Over Cost               63,020


Stockholders' Equity

  Common Stock - $.05 Par Value,
    30,000,000 shares authorized,
    9,423,142 shares outstanding                                   471,157
  Additional Paid-In Capital                                     8,082,957
  Retained Earnings                                              7,256,615
  Unrealized Gain on Investments                                 1,948,668

             Total Stockholders' Equity                         17,759,397

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 23,609,566

              	See Notes to Consolidated Financial Statements

                                TSI, INC.

                           	STATEMENTS OF INCOME

                                                   For The Three Months Ended
                                                             March 31,
                                                     1997             1996

Operating Revenues                                $ 6,435,482      $  804,356

Operating Expenses
    Salaries & Payroll Costs                          190,833         183,657
    Depreciation                                       25,632          19,624
    Other Expenses                                    693,440         163,187

    Total Expenses                                    909,905         366,468

                                                    5,525,577         437,888

Amorizatation of Deferred Credit                        2,055           2,055

Minority Portion of Income                            (12,211)         (6,550)

                                                    5,515,421         433,393

Income Tax Expense                                 (2,230,000)       (155,000)

Net Income                                        $ 3,285,421      $  278,393

Earnings Per Weighted
Average Shares Outstanding:
9,423,142 Shares in 1997
and 1996                                          $       .35      $      .03

Dividends Per Share                               $        --      $       --

	              See Notes to Consolidated Financial Statements

                               	TSI, INC.

                       	STATEMENTS OF CASH FLOWS

                                                  For The Three Months Ended
                                                          March 31,
                                                     1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                       $  300,377     $  314,200

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds From Sales and Redemptions
  of Property, Plant and Equipment                     6,994          1,289
Cash Received on Principal of
 Notes Receivable                                       -               530
Cash Purchases of Minority Interests                    (150)            -
Cash Used for Purchases of Marketable
 Securities Available For Sale                        (9,041)       (66,904)
Cash Received for Sales of Marketable
 Securities Available For Sale                      5,356,537       204,375

Net Cash Provided By
  Investing Activities                              5,354,340       139,290


CASH FLOWS FROM FINANCING ACTIVITIES

Cash Provided From Parent Company                      43,800        22,511

Net Cash Provided By
  Financing Activities                                 43,800        22,511

NET INCREASE IN CASH                                5,698,517       476,001

CASH - BEGINNING OF PERIOD                          8,525,699     7,090,429

CASH - END OF PERIOD                              $14,224,216   $ 7,566,430


              	See Notes to Consolidated Financial Statements

                                 	TSI, INC.

                      	NOTES TO FINANCIAL STATEMENTS

                              	MARCH 31, 1997




In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of March 31, 1997 and the results of the Company's operations and cash flows for the three months ended March 31, 1997 and 1996.

The results of operations for the three months ended March 31, 1997 are not indicative of the results to be expected for the full year.

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

In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at March 31, 1997. The net unrealized holding gains at March 31, 1997, net of the estimated income tax effects and minority interests in the unrealized holding gains, is reported as a separate component of stockholders' equity at March 31, 1997.

                               	TSI, INC.

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                       OF THE STATEMENTS OF INCOME

                              	MARCH 31, 1997


A summary of the period to period changes in items included in the statements of income is shown below.

                                            COMPARISON OF
                                            Three Months
                                               Ended
                                              March 31,
                                          1997     and    1996
                                              Increases
                                             (Decreases)

Revenues                              $ 5,631,126         700.1%

Operating Expenses                    $   543,437         148.3%

Net Income                            $ 3,007,028        1,008.0%



Revenues increased $5,631,126 in the first quarter of 1997 as compared with the first quarter of 1996 due to the gain realized by the Company on the merger of Security Bancorp with and into WesterFed Financial Corporation which was completed during the first quarter of 1997. The Company recognized a gain on the merger in the pretax amount of approximately $5,351,000. Pursuant to the terms of the merger, the Company received approximately 275,000 shares of WesterFed Financial Corporation common stock and cash in the amount of approximately $5,351,000. During the first quarter of 1997 the Company recognized a gain on the contribution of assets in kind to a charitable organization in the amount of approximately $408,000. The gains recognized during the first quarter of 1997 were the primary reason for the increase in net income in the first quarter of 1997 as compared with the first quarter of 1996. Operating expenses increased $543,437 (148.3%) in the first quarter of 1997 as compared with the first quarter of 1996 due primarily to the contribution in kind by the Company of assets having a fair market value of approximately $525,000 to a charitable organization which resulted in an income tax savings to the Company in the amount of approximately $215,000. The provision for income tax expense increased $2,075,000 (1,338.7%) in the first quarter of 1997 as compared with the first quarter of 1996 due to the increase in pretax income.

                               	TSI, INC.

                               	PART II

                           	OTHER INFORMATION

                             	MARCH 31, 1997


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





                              	 TSI, INC.
	                              Registrant



Date:  April 29, 1997                  s/N. Scott Atchison
                                         N. Scott Atchison
                                         Assistant
                                         Secretary-Treasurer




Date:  April 29, 1997                  s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant