Form 10QSB
period 1997-06-30
TSI INC /MT/
filed 1997-08-14
CIK 99506

U.S. Securities and Exchange Commission
                        	Washington, D.C.  20549

                               	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended         June 30, 1997


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

        Class                                Outstanding at June 30, 1997
$.05 Par Value Common Stock                         9,423,142 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                              	TSI, INC.

                               	INDEX


                            	JUNE 30, 1997
                                                             Page Number
PART I

  Condensed Consolidated Financial Statements:

Balance Sheet
  June 30, 1997                                                    2

Statements of Income -
  Six Months and Three Months Ended June 30, 1997 and 1996         3

Statements of Cash Flows -
  Six Months Ended June 30, 1997 and 1996                          4

Notes to Consolidated Financial Statements		                       5

  Management's Discussion and Analysis of the
    Statements of Income		                                         6


PART II

  Other Information		                                              7

  Signatures		                                                     8

                                TSI, INC.

                       CONSOLIDATED	BALANCE SHEET

                          	AS OF JUNE 30, 1997

   ASSETS

Current Assets
   Cash                                                      $  13,254,367
   Marketable & Government Securities,
      at Fair Value                                              2,264,724
   Receivables - Net                                                57,572

            Total Current Assets                                15,576,663

Other Assets
   Noncurrent Investments, at Fair Value                         6,949,702
   Other Assets                                                      2,238
Property, Plant and Equipment, Net	                                970,206

                        TOTAL ASSETS	                         $ 23,498,809


   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Liabilities                    $    164,457
  Income Taxes Payable                                           1,241,130
  Deferred Income Taxes	                                           197,300
  Due to Parent Company                                            622,980

Total Current Liabilities                                        2,225,867


Provison For Estimated Title and Escrow Losses	                  1,034,548
Minority Interests	                                                337,305
Excess of Fair Value of Net Assets Acquired Over Cost	              60,965
Deferred Income Taxes	                                           1,312,700

Stockholders' Equity

  Common Stock - $.05 Par Value;(30,000,000
   shares authorized;  9,423,142 shares issued)                    471,157
  Additional Paid-In Capital	                                    8,082,957
  Retained Earnings	                                             7,798,406
  Unrealized Gains on Investments	                               2,174,904

             Total Stockholders' Equity	                        18,527,424

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                   $ 23,498,809


                	See Notes to Consolidated Financial Statements

                                  	TSI, INC.

                           	STATEMENTS OF INCOME

                          For The Three Months        For The Six Months
                                 Ended                      Ended
                                June 30,                   June 30,
                            1997        1996           1997         1996
Operating Revenues       $ 816,154    $ 746,099    $ 7,251,636   $1,550,455

Operating Expenses
   Salaries and Payroll
     Costs                 190,371      197,068        381,204      380,725
   Depreciation             30,559       19,731         56,191       39,355
   Other Expenses          225,150      230,513        918,590      393,700

   Total Expenses          446,080      447,312      1,355,985      813,780

                           370,074      298,787      5,895,651      736,675


Amortization of
 Deferred Credit             2,055        2,055          4,110        4,110

Minority Portion of
 (Income)                  (10,338)      (6,061)       (22,549)     (12,611)

Income Tax Expense         180,000     (100,000)    (2,050,000)    (255,000)

    Net Income          $  541,791    $ 194,781    $ 3,827,212   $  473,174

Earnings Per Share
(Earnings Per Weighted
 Average Shares
 Outstanding: 9,423,142
 shares in 1997 and
 1996)                  $      .06    $     .02    $     .41     $      .05

Dividends Per Share     $       --    $      --    $      --     $       --


                 See Notes to Consolidated Financial Statements

                                 	TSI, INC.

                    CONSOLIDATED	STATEMENTS OF CASH FLOWS




                                                   For The Six Months Ended
                                                          June 30,

                                                      1997          1996
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided (Used) By Operating
 Activities                                     $ (197,506)      $   484,472

     CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds From Sales and Redemptions
  of Property, Plant and Equipment                   6,994             1,289
Capital Expenditures Paid in Cash                  (23,650)             -
Cash Received on Principal of
   Notes Receivable                                    -               1,080
Cash Purchases of Minority Interests                  (150)             -
Cash Used for Purchases of Marketable &
   Government Securities Available For Sale       (515,694)          (71,887)
Cash Received Upon Dispositions of Marketable
   Securities Available For Sale                 5,383,074           206,100

Net Cash Provided By Investing
   Activities                                    4,850,574           136,582

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Provided From Parent Company                   75,600            59,311

Net Cash Provided By Financing
 Activities                                         75,600            59,311

NET INCREASE IN CASH                             4,728,668           680,365

CASH - BEGINNING OF PERIOD                       8,525,699         7,090,429

CASH - END OF PERIOD                           $13,254,367       $ 7,770,794


               	See Notes to Consolidated Financial Statements

                                 TSI, INC.

                  	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              	June 30, 1997



In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 1997 and the results of the Company's operations for the six months and three months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

The results of operations for the six months and three months ended June 30, 1997 and 1996 are not indicative of the results to be expected for the full year.

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

In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at June 30, 1997. The net unrealized holding gains at June 30, 1997, net of the estimated income tax effects and minority interests in the unrealized holding gains is reported as a separate component of stockholder's equity at June 30, 1997.

                              	TSI, INC.

                 	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                        OF THE INCOME STATEMENT

                            	JUNE 30, 1997



A summary of the period to period changes in items included in the statements of income is shown below.


                                          COMPARISON           OF

                                       THREE MONTHS          SIX MONTHS
                                           ENDED                ENDED
                                          JUNE 30,             JUNE 30,
                                       1997 AND 1996        1997 AND 1996
                                        INCREASES            (DECREASES)

Revenues                           $ 70,055     9.4%    $5,701,181   367.7%

Expenses                             (1,232)    (.3%)      542,205    66.6%

Net Income                          347,010   178.2%     3,354,038   708.8%


Revenues increased $5,701,181 in the first six months of 1997 as compared with the first six months of 1996 due to the gain recognized by the Company on the merger of Security Bancorp with and into WesterFed Financial Corporation which was completed during the first quarter of 1997. The
Company recognized a gain on the merger in the pretax amount of approximately $5,351,000. Pursuant to the terms of the merger, the Company received approximately 275,000 shares of WesterFed Financial Corporation common stock and cash in the amount of approximately $5,351,000. During the first six months of 1997 the Company recognized a gain on the contribution of assets in kind to a charitable organization in the amount of approximately $408,000. The gains recognized during the first six months of 1997 were the primary reason for the increase in revenues and the increase in net income in the first six months of 1997 as compared with the first six months of 1996. Operating expenses increased $542,205 (66.6%) in the first six months of 1997 as compared with the first six months of 1996 due primarily to the contribution in kind by the Company of assets having a fair market value of approximately $525,000 to a charitable organization which resulted in an income tax savings to the Company in the amount of approximately $215,000. The provision for income tax expense increased $1,795,000 (703.9%) in the first six months of 1997 as compared with the first six months of 1996 due to the increase in pretax income.

                                 	TSI, INC.

                                  	PART II

                            	OTHER INFORMATION


                              	JUNE 30, 1997


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





                            	 TSI, INC.
	                            Registrant


Date:  July 28, 1997			                s/K. King
                                         K. King
                                         Assistant Secretary-Treasurer


Date:  July 28, 1997			                s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant