Form 10QSB
period 1997-09-30
TSI INC /MT/
filed 1997-11-14
CIK 99506

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997


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


         Class                           Outstanding at September 30, 1997
$.05 Par Value Common Stock                     10,483,142 Shares



Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                                   TSI, INC.

                                    INDEX


                             SEPTEMBER 30, 1997
                                                                  Page Number
PART I

  Condensed Consolidated Financial Statements:

     Balance Sheet
       September 30, 1997                                             2

     Statements of Income -
       Three Months and Nine Months Ended
       September 30, 1997 and 1996                                    3

     Statements of Cash Flows -
       Nine Months Ended September 30, 1997 and 1996                  4

     Notes to Consolidated Financial Statements                       5

  Management's Discussion and Analysis of the
    Statements of Income                                              6


PART II

  Other Information                                                   7

  Signatures                                                          8

                                  TSI, INC.

                                BALANCE SHEET

                          AS OF SEPTEMBER 30, 1997
     ASSETS
Current Assets
  Cash                                                          $ 13,046,841
  Marketable Securities, at Fair Value                             2,418,132
  Receivables - Net                                                  106,614
  Due From Parent Company                                            486,220

             Total Current Assets                                 16,057,807
Other Assets
   Noncurrent Investments                                          6,875,660
   Other Assets                                                        2,238
Property, Plant and Equipment, Net                                   950,245

                        TOTAL ASSETS                            $ 23,885,950

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Liabilities                      $    207,295
  Income Taxes Payable                                             1,405,130
  Deferred Income Taxes                                              257,200

            Total Current Liabilities                              1,869,625

Provision For Estimated Title and Escrow Losses                    1,006,808

Minority Interests                                                   348,375

Excess Of Fair Value Of Net Assets Acquired Over Cost                 58,910

Deferred Income Taxes                                              1,282,500

Stockholder's Equity
  Common Stock, $.05 Par Value,
  (30,000,000 shares authorized,
  10,483,142 shares outstanding                                      524,157
  Additional Paid-In Capital                                       8,665,957
  Retained Earnings                                                7,914,549
  Unrealized Gains on Investments                                  2,215,069

             Total Stockholders' Equity                           19,319,732

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 23,885,950


               See Notes to Consolidated Financial Statements


                                 TSI, INC.
                            STATEMENTS OF INCOME





                                  For The Three                   For The Nine
                                  Months Ended                    Months Ended
                                  September 30,                   September 30,
                               1997           1996              1997           1996


Operating Revenues         $  844,467    $  733,695        $8,096,103       $2,284,150

Operating Expenses
  Salaries and Payroll
   Costs                      210,246       196,742           591,450          577,467
  Depreciation                 28,095        19,623            84,286           58,978
  Other Expenses              179,210       198,723         1,097,800          592,423

  Total Expenses              417,551       415,088         1,773,536        1,228,868

                              426,916       318,607         6,322,567        1,055,282
Amortization of
 Deferred Credit                2,055         2,055             6,165            6,165
Minority Portion of
 (Income)                      (7,828)       (8,244)          (30,377)         (20,855)

                              421,143       312,418         6,298,355        1,040,592

Income Tax Expense           (305,000)     (107,000)       (2,355,000)        (362,000)

     Net Income            $  116,143    $  205,418       $ 3,943,355       $  678,592

Earnings Per Share
(Earnings Per Weighted
 Average Shares:
 9,658,698 Shares in 1997
 and 9,423,142 Shares
 in 1996)                  $      .01    $      .02       $       .41       $      .07

Dividends Per Share        $       --    $       --       $       --        $       --


               See Notes To Consolidated Financial Statements

                                  TSI, INC.

                          STATEMENTS OF CASH FLOWS

                                                         For The Nine
                                                         Months Ended
                                                         September 30,
                                                      1997             1996
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                        $   82,715      $  835,434

     CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds From Sales of Property,
 Plant and Equipment                                    6,994           1,289

Capital Expenditures Paid in Cash                     (31,784)            -

Cash Received on Principal of
 Notes Receivable                                         -           106,125

Cash Purchases of Minority Interests                     (304)           (150)

Cash Used for Purchases of Marketable
 Securities Available For Sale                       (521,953)       (184,209)

Cash Received on Dispositions of Marketable
 Securities Available For Sale                      5,383,074         372,453

Net Cash Provided By Investing
  Activities                                        4,836,027         295,508

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Advanced From  (To) Parent Company            (1,033,600)         73,180

Issuance of Stock For Cash                            636,000             -

Net Cash Provided (Used) By
   Financing Activities                              (397,600)         73,180

NET INCREASE IN CASH                                4,521,142       1,204,122

CASH - BEGINNING OF PERIOD                          8,525,699       7,090,429

CASH - END OF PERIOD                              $13,046,841      $8,294,551






                See Notes to Consolidated Financial Statements

                                TSI, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1997



In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 1997 and the results of the Company's operations for the three months and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

The results of operations for the three months and nine months ended September 30, 1997 and 1996 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

M Corp owns approximately 92% of the Company's issued and outstanding common stock.

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

In accordance with SFAS No .115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at September 30, 1997. The net unrealized holding gains at September 30, 1997, net of the estimated income tax effects and minority interests in the unrealized holding gains, is reported as a separate component of stockholder's equity at September 30, 1997.

                                  TSI, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF THE INCOME STATEMENT

                             SEPTEMBER 30, 1997



A summary of the period to period changes in items included in the statements of income is shown below.


                                       COMPARISON      OF
                               THREE MONTHS           NINE MONTHS
                                   ENDED                 ENDED
                               SEPTEMBER 30,          SEPTEMBER 30,
                               1997 AND 1996          1997 AND 1996

                               INCREASES              (DECREASES)

Revenues                  $ 110,772      15.1%       $5,811,953     254.4%

Expenses                      2,463        .6%          544,668      44.3%

Net Income                  (89,275)    (56.5%)       3,264,793     481.1%



Revenues increased $5,811,953 in the first nine months of 1997 as compared with the first nine months of 1996 due to the gain recognized by the Company on the merger of Security Bancorp with and into WesterFed Financial Corporation which was completed during the first quarter of 1997. The Company recognized a gain on the merger in the pretax amount of approximately $5,351,000. Pursuant to the terms of the merger, the Company received approximately 275,000 shares of WesterFed Financial Corporation common stock and cash in the amount of approximately $5,351,000. During the first nine months of 1997 the Company recognized a gain on the contribution of assets in kind to a charitable organization in the amount of approximately $408,000. The gains recognized during the first nine months of 1997 were the primary reason for the increase in revenues and the increase in net income in the first nine months of 1997 as compared with the first nine months of 1996. Operating expenses increased $544,668 (44.3%) in the in the first nine months of 1997 as compared with the first nine months of 1996 due primarily to the contribution in kind by the Company of assets having a fair market value of approximately $525,000 to a charitable organization which resulted in an income tax savings to the Company in the amount of approximately $215,000. The provision for income tax expense increased $1,993,000 (550.6%) in the first nine months of 1997 as compared with the first nine months of 1996 due to the increase in pretax income.

                                TSI, INC.

                                 PART II

                             OTHER INFORMATION

                             SEPTEMBER 30, 1997

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





                                TSI, INC.
                               Registrant









Date:  October 30, 1997            s/K. King
                                     K. King
                                     Assistant Secretary-Treasurer





Date:  October 30, 1997            s/Jerry K. Mohland
                                     Jerry K.Mohland,
                                     Accountant