Form 10KSB
period 1997-12-31
TSI INC /MT/
filed 1998-03-30
CIK 99506

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                             FORM 10-KSB
(Mark One)
XX  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1997

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from            to

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

State issuer's revenues for its most recent fiscal year $8,952,802.


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of February 28, 1998, 824,125 shares held by nonaffiliates were outstanding. The registrant's stock is not traded on any securities exchange. To registrant's knowledge, bid and asked quotations for registrant's stock are not reported in any newspapers nor are records kept of any quotations by securities dealers or the National Quotation Bureau, Inc. There exists no public market for registrant's stock.


                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
10,483,142 shares $.05 par value common stock are outstanding as of February 28, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the documents are incorporated: (1) any annual report to security holders: (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification.
           DOCUMENTS                             FORM 10-KSB REFERENCE

    Annual Report to Shareholders for            Part I,   Items 1 and 2
    the year ended December 31, 1997.            Part II,  Items 5, 6 and 7
                                                 Part III, Item 12
                                                 Part IV,  Item 13

Transitional Small Business Disclosure Format (check one):  Yes   ; No X

                              TSI, INC.

                               PART I


ITEM 1.  DESCRIPTION OF BUSINESS AND
ITEM 2.  DESCRIPTION OF PROPERTY

A description of the Company's business and property ownership is set forth on Page 1 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1997, which description is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings presently pending by or against TSI, Inc., are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company and its subsidiaries taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A meeting of security holders was held during the fourth quarter of 1997 at which the Company's entire Board of Directors was elected. The Company's security holders also authorized the Board of Directors to select an independent certified public accounting firm to audit the Company's financial statements for 1997.

                            TSI, INC.

                             PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS;
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7.  FINANCIAL STATEMENTS


Items 5, 6 and 7 are set forth on Page 16, Pages 1 and 2 and Pages 3 to 15, respectively, of Exhibit 13, TSI, Inc. Annual Report to Shareholders for the year ended December 31, 1997, which report is incorporated herein by reference.

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

                              TSI, INC.

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

The following are the directors and executive officers of the Company. All directors and officers serve as such until the 1998 annual meeting of shareholders or until their successors are elected and qualify.

NAME, AGE, AND YEAR ELECTED DIRECTOR             POSITION

Paul J. McCann, Jr.,       43, 1995              Director,
                                                 President

G. Robert Crotty, Jr.,     70, 1995              Director

R. Bruce Robson,           56, 1994              Director



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

Name and Position              Principal Business Experience

Paul J. McCann, Jr.,       Director, GNI, Inc.(holding company and
President, Director        parent company of M Corp); Attorney at
                           Law; Business Owner: Investor
                           Billings, Montana

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

                              TSI, INC.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table shows the cash compensation paid by the Company and its consolidated subsidiaries to the Company's President and Chief Executive Officer for 1997, 1996 and 1995. No officer or director of the Company or its consolidated subsidiaries received total cash compensation in excess of $100,000 for 1997, 1996 or 1995.

                     Summary Compensation Table
Name and                    Calendar                  Total Cash
Principal Position            Year                   Compensation

Paul J. McCann, Jr.           1997                      $ 0
 President, Director          1996                      $ 0
                              1995                      $ 0

The Company has no pension plan, no stock option or stock appreciation rights plans and no long-term incentive plans and there was no other material compensation paid during the year ended December 31, 1997. The Company has not adopted a formal plan for the compensation of directors. During 1997 the Company and its consolidated subsidiaries paid a total of $700 for director fees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on February 28, 1998.


                                       Amount and Nature
 Title of     Name and Address of        of Beneficial    Percent
  Class        Beneficial Owner            Ownership      of Class

$.05 Par      M Corp                     9,647,094 (1)    92.0%
Value Common  110 Second Street South    Direct
Stock         Great Falls, Montana


     (1) At February 28, 1998, GNI, Inc. (a Delaware corporation) owned over fifty percent of M Corp's outstanding stock. At February 28, 1998, members of the Anne Marie and Paul J. McCann family, including
         Paul J. McCann, Jr., son of Anne Marie and Paul J. McCann, controlled a majority of the outstanding stock of GNI, Inc.
         Members of the Anne Marie and Paul J. McCann family own a total of 4,745 shares of the Company's outstanding stock. Paul J. McCann owns no shares of stock in TSI, Inc. and disclaims beneficial ownership in any stock of TSI, Inc.

                                    III-2
                                      4.

                                  TSI, INC.




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Continued

(b) Security Ownership of Management

The following table sets forth as of February 28, 1998, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with the Company's parent company, its subsidiaries and other related parties are disclosed in Note 9 of the notes to consolidated financial statements in the Annual Report to Shareholders for the year ended December 31, 1997, which note is incorporated herein by reference. During 1997, the Company and its subsidiaries compensated members of Anne Marie and Paul J. McCann's family the total amount of $94,645. During 1996, the Company and its subsidiaries compensated members of Anne Marie and Paul J. McCann's family the total amount of $77,325.


                                    III-3

                                 TSI, INC.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         No. 13 - TSI, Inc. Annual Report to Shareholders for the year ended December 31, 1997.

         No. 22 - Subsidiaries.

         No. 27 - Financial Data Schedule.

(b)      Reports on Form 8-K

         No current reports on Form 8-K were filed by the Company during the three months ended December 31, 1997.

                                    TSI, INC.

                                    SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     TSI, INC.




Date:  February 27, 1998          By:  s/Paul J. McCann, Jr.
                                         Paul J. McCann, Jr.,
                                         President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 1998.


     Chairman of the Board President
     Principal Executive and           s/Paul J. McCann, Jr.
     Financial Officer                   Paul J. McCann, Jr.


     Director                          s/R. Bruce Robson
                                         R. Bruce Robson


     Principal Accountant              s/Jerry K. Mohland
                                         Jerry K. Mohland