Form 10QSB
period 1998-03-31
TSI INC /MT/
filed 1998-05-12
CIK 99506

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                	FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       For the quarterly period ended         March 31, 1998


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

        Class                              Outstanding at March 31, 1998
$.05 Par Value Common Stock                      10,483,142 Shares


Transitional Small Business Disclosure Format (Check One): Yes      ; No   X

                              	TSI, INC.

                               	INDEX


                            	MARCH 31, 1998

                                                            	Page Number
PART I

  Condensed Financial Statements:

Balance Sheet -
  March 31, 1998 	                                                2

Statements of Income -
  Three Months Ended March 31, 1998 and 1997                      3

Statements of Cash Flows -
  Three Months Ended March 31, 1998 and 1997                      4

Notes to Financial Statements		                                   5

  Management's Discussion and Analysis of the
      Statements of Income		                                      6


PART II

  Other Information		                                             7

  Signatures		                                                    8

                                	TSI, INC.

                             	BALANCE SHEET

                           	AS OF MARCH 31, 1998

ASSETS
Current Assets
  Cash                                                       $  13,563,040
  Marketable Securities, at Fair Value                           2,178,277
  Receivables, Net                                                  53,255

Total Current Assets                                            15,794,572

Other Assets
   Noncurrent Investments, at Fair Value                         8,860,819
   Other Assets                                                      2,238

Property, Plant and Equipment, Net                                 907,530

TOTAL ASSETS                                                 $  25,565,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Liabilities                   $     158,695
  Income Taxes Payable                                             184,730
  Deferred Income Taxes                                            338,600
  Due to Parent Company                                             78,330

            Total Current Liabilities                              760,355

Provison For Estimated Title and Escrow Losses                   1,023,383
Minority Interests                                                 370,437
Deferred Income Taxes                                            2,091,400
Excess of Fair Value of Net Assets Acquired Over Cost               54,800


Stockholders' Equity

  Common Stock - $.05 Par Value,
    30,000,000 shares authorized,
    10,483,142 shares outstanding                                  524,157
  Additional Paid-In Capital                                     8,665,957
  Retained Earnings                                              8,580,367
  Unrealized Gain on Investments                                 3,494,303

             Total Stockholders' Equity                         21,264,784

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 25,565,159

              	See Notes to Consolidated Financial Statements

                                TSI, INC.

                           	STATEMENTS OF INCOME

                                                   For The Three Months Ended
                                                             March 31,
                                                     1998             1997

Operating Revenues                                  $ 892,525      $6,435,482

Operating Expenses
    Salaries & Payroll Costs                          213,101         190,833
    Depreciation                                       20,472          25,632
    Other Expenses                                    174,031         693,440

    Total Expenses                                    407,604         909,905

                                                      484,921       5,525,577

Amorizatation of Deferred Credit                        2,055           2,055

Minority Portion of Income                             (8,731)        (12,211)

                                                      478,245       5,515,421

Income Tax Expense                                   (180,000)     (2,230,000)

Net Income                                        $   298,245      $3,285,421


	              See Notes to Consolidated Financial Statements

                               	TSI, INC.

                       	STATEMENTS OF CASH FLOWS

                                                  For The Three Months Ended
                                                          March 31,
                                                     1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                       $  408,023     $  300,377

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Purchases of Furniture and Equipment             (7,896)            -
Proceeds From Sales and Redemptions
  of Property, Plant and Equipment                       -            6,994
Cash Purchases of Minority Interests                     -             (150)
Cash Used for Purchases of Marketable
 Securities Available For Sale                       (16,047)        (9,041)
Cash Received for Sales of Marketable
 Securities Available For Sale                        44,728      5,356,537

Net Cash Provided By
  Investing Activities                                26,681      5,354,340


CASH FLOWS FROM FINANCING ACTIVITIES

Cash Provided From Parent Company                     41,400         43,800

Net Cash Provided By
  Financing Activities                                41,400         43,800

NET INCREASE IN CASH                                 478,104      5,698,517

CASH - BEGINNING OF PERIOD                        13,084,936      8,525,699

CASH - END OF PERIOD                             $13,563,040    $14,224,216


              	See Notes to Consolidated Financial Statements

                                 	TSI, INC.

                      	NOTES TO FINANCIAL STATEMENTS

                              	MARCH 31, 1998




In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of March 31, 1998 and the results of the Company's operations and cash flows for the three months ended March 31, 1998 and 1997.

The results of operations for the three months ended March 31, 1998 and 1997 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

M Corp, Great Falls, Montana, owns approximately 92% of the Company's issued and outstanding common stock.

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

In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at March 31, 1998. The net unrealized holding gains at March 31, 1998, net of the estimated income tax effects and minority interests in the unrealized holding gains, is reported as a separate component of stockholders' equity at March 31, 1998.

                               	TSI, INC.

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                       OF THE STATEMENTS OF INCOME

                              	MARCH 31, 1998


A summary of the period to period changes in items included in the statements of income is shown below.

                                            COMPARISON OF
                                            Three Months
                                               Ended
                                              March 31,
                                          1998     and    1997
                                              Increases
                                             (Decreases)

Revenues                              $(5,542,957)         (86.1%)

Operating Expenses                    $  (502,031)         (55.2%)

Net Income                            $(2,987,176)         (90.9%)


Revenues decreased $5,542,957 in the first quarter of 1998 as compared with the first quarter of 1997 primarily due to the 1997 gain realized by the Company on the merger of Security Bancorp with and into WesterFed Financial Corporation which was completed during the first quarter of 1997. During 1997, the Company recognized a gain on the merger in the pretax amount of approximately $5,351,000. No such gains were realized during the first quarter of 1998. The gains recognized during the first quarter of 1997 were the primary reason for the decrease in revenues and the decrease in net income in the first quarter of 1998 as compared with the first quarter of 1997. The provision for income tax expense decreased $2,050,000 (91.9%) in the first quarter of 1998 as compared with the first quarter of 1997 due to the decrease in pretax income.

                               	TSI, INC.

                               	PART II

                           	OTHER INFORMATION

                             	MARCH 31, 1998


ITEM 1	LEGAL PROCEEDINGS

       None

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS

       None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5	OTHER INFORMATION

       None

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

       None

                             	SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                              	 TSI, INC.
	                              Registrant



Date:  April 30, 1998                  s/Kathleen King
                                         Kathleen King
                                         Assistant
                                         Secretary-Treasurer




Date:  April 30, 1998                  s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant