Form 10QSB
period 1998-06-30
TSI INC /MT/
filed 1998-08-13
CIK 99506

U.S. Securities and Exchange Commission
                        	Washington, D.C.  20549

                               	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended         June 30, 1998


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

        Class                                Outstanding at June 30, 1998
$.05 Par Value Common Stock                        10,483,142 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                              	TSI, INC.

                               	INDEX


                            	JUNE 30, 1998
                                                             Page Number
PART I

  Condensed Consolidated Financial Statements:

Balance Sheet
  June 30, 1998                                                    2

Statements of Income and Comprehensive Income -
  Six Months and Three Months Ended June 30, 1998 and 1997         3

Statements of Cash Flows -
  Six Months Ended June 30, 1998 and 1997                          4

Notes to Consolidated Financial Statements		                       5

  Management's Discussion and Analysis of the
    Statements of Income		                                         6


PART II

  Other Information		                                              7

  Signatures		                                                     8

                                TSI, INC.

                       CONSOLIDATED	BALANCE SHEET

                          	AS OF JUNE 30, 1998

   ASSETS

Current Assets
   Cash                                                      $  13,732,860
   Marketable & Government Securities,
      at Fair Value                                              1,953,159
   Receivables - Net                                               109,220

            Total Current Assets                                15,795,239

Other Assets
   Noncurrent Investments, at Fair Value                         8,094,034
   Other Assets                                                      2,238

Property, Plant and Equipment, Net	                                899,859

                        TOTAL ASSETS	                        $  24,791,370


   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Liabilities                   $     184,524
  Deferred Income Taxes	                                            88,100
  Due to Parent Company                                             99,731

Total Current Liabilities                                          372,355


Provison For Estimated Title and Escrow Losses	                  1,008,655
Minority Interests	                                                332,836
Excess of Fair Value of Net Assets Acquired Over Cost	              52,745
Deferred Income Taxes	                                           1,805,700

Stockholders' Equity

  Common Stock - $.05 Par Value,
   30,000,000 shares authorized,
   10,483,142 shares outstanding                                   524,157
  Additional Paid-In Capital	                                    8,665,957
  Retained Earnings	                                             9,003,368
  Accumulated Other Comprehensive Income                         2,985,597

             Total Stockholders' Equity	                        21,179,079

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                   $ 24,791,370


                	See Notes to Consolidated Financial Statements

                                  	TSI, INC.

                           	STATEMENTS OF INCOME

                          For The Three Months        For The Six Months
                                 Ended                      Ended
                                June 30,                   June 30,
                            1998        1997           1998         1997
Operating Revenues      $1,401,124    $ 816,154     $2,293,649   $7,251,636

Operating Expenses
   Salaries and Payroll
     Costs                 223,398      190,371        436,499      381,204
   Depreciation             23,485       30,559         43,957       56,191
   Other Expenses          731,987      225,150        906,018      918,590

   Total Expenses          978,870      446,080      1,386,474    1,355,985

                           422,254      370,074        907,175    5,895,651


Amortization of
 Deferred Credit             2,055        2,055          4,110        4,110

Minority Portion of
 (Income)                  (19,308)     (10,338)       (28,039)     (22,549)

Income Tax Expense          18,000      180,000       (162,000)  (2,050,000)

    Net Income             423,001      541,791        721,246    3,827,212

Other Comprehensive Income
 Increase (Decrease) in
 Unrealized Holding Gains,
 Net of Income Taxes      (508,706)     226,236       (211,862)  (2,534,965)

Comprehensive Income    $  (85,705)   $ 768,027    $   509,384   $1,292,247




                 See Notes to Consolidated Financial Statements

                                 	TSI, INC.

                    CONSOLIDATED	STATEMENTS OF CASH FLOWS




                                                   For The Six Months Ended
                                                          June 30,

                                                    1998              1997
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided (Used) By Operating
 Activities                                     $  591,211       $  (197,506)

     CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures Paid In Cash                  (23,710)          (23,650)

Proceeds From Sales and Redemptions
  of Property, Plant and Equipment                    -                6,994

Cash Purchases of Minority Interests                  (343)             (150)

Cash Used for Purchases of Marketable &
   Government Securities Available For Sale        (27,272)         (515,694)

Cash Received Upon Dispositions of Marketable
   Securities Available For Sale                    45,237         5,383,074

Net Cash Provided (Used)
   By Investing Activities                          (6,088)        4,850,574

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Provided From Parent Company                   62,801            75,600

Net Cash Provided By Financing
 Activities                                         62,801            75,600

NET INCREASE IN CASH                               647,924         4,728,668

CASH - BEGINNING OF PERIOD                      13,084,936         8,525,699

CASH - END OF PERIOD                           $13,732,860       $13,254,367


               	See Notes to Consolidated Financial Statements

                                 TSI, INC.

                  	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              	June 30, 1998



In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 1998 and the results of the Company's operations for the six months and three months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997.

The results of operations for the six months and three months ended June 30, 1998 and 1997 are not indicative of the results to be expected for the full year.

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

In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at June 30, 1998.

The net unrealized holding gains at June 30, 1998, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at June 30, 1998 in accordance with the provisions of Financial Accounting Standards N0. 130.

                              	TSI, INC.

                 	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                        OF THE INCOME STATEMENT

                            	JUNE 30, 1998



A summary of the period to period changes in items included in the statements of income is shown below.


                                          COMPARISON           OF

                                       THREE MONTHS          SIX MONTHS
                                           ENDED                ENDED
                                          JUNE 30,             JUNE 30,
                                       1998 AND 1997        1998 AND 1997
                                        INCREASES            (DECREASES)

Revenues                           $584,970    71.7%    $(4,957,987)  (68.3%)

Expenses                            532,790   119.4%         30,489     2.2%

Net Income                         (118,790)  (21.9%)    (3,105,966)  (81.1%)


Revenues decreased $4,957,987 in the first six months of 1998 as compared with the first six months of 1997 due to the gain recognized by the Company on the merger of Security Bancorp with and into WesterFed Financial Corporation which was completed during the first quarter of 1997. During 1997, the Company recognized a gain on the merger in the pretax amount of approximately $5,351,000. No such gain was recognized during the first six months of 1998. During the first six months of 1998 the Company recognized a gain on the contribution of assets in kind to a charitable organization in the amount of approximately $417,000 as compared with a similar gain in the amount of $408,000 recognized during the first six months of 1997. The gains recognized during the first six months of 1997 were the primary reason for the decrease in revenues and the decrease in net income in the first six months of 1998 as compared with the first six months of 1997. The provision for income tax expense decreased $1,888,000 (92.1%) in the first six months of 1998 as compared with the first six months of 1997 due to the decrease in pretax income.

                                 	TSI, INC.

                                  	PART II

                            	OTHER INFORMATION


                              	JUNE 30, 1998


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





                            	 TSI, INC.
	                            Registrant


Date:  August 7, 1998                  s/K. King
                                         K. King
                                         Assistant Secretary-Treasurer


Date:  August 7, 1998                  s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant