Form 10QSB
period 1998-09-30
TSI INC /MT/
filed 1998-11-12
CIK 99506

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998


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


         Class                           Outstanding at September 30, 1998
$.05 Par Value Common Stock                     10,483,142 Shares



Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                                   TSI, INC.

                                    INDEX


                             SEPTEMBER 30, 1998
                                                                  Page Number
PART I

  Condensed Consolidated Financial Statements:

     Balance Sheet
       September 30, 1998                                             2

     Statements of Income and Comprehensive Income -
       Three Months and Nine Months Ended
       September 30, 1998 and 1997                                    3

     Statements of Cash Flows -
       Nine Months Ended September 30, 1998 and 1997                  4

     Notes to Consolidated Financial Statements                       5

  Management's Discussion and Analysis of the
    Statements of Income                                              6


PART II

  Other Information                                                   7

  Signatures                                                          8

                                  TSI, INC.

                                BALANCE SHEET

                          AS OF SEPTEMBER 30, 1998
     ASSETS
Current Assets
  Cash                                                          $ 14,551,345
  Marketable Securities, at Fair Value                             1,815,400
  Receivables - Net                                                  151,475

             Total Current Assets                                 16,518,220
Other Assets
   Noncurrent Investments                                          6,242,847
   Other Assets                                                        2,238
Property, Plant and Equipment, Net                                   902,375

                        TOTAL ASSETS                            $ 23,665,680

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Liabilities                      $    210,258
  Income Taxes Payable                                                48,947
  Due To Parent Company                                              109,100
  Deferred Income Taxes                                               41,900

            Total Current Liabilities                                410,205

Provision For Estimated Title and Escrow Losses                      993,928

Minority Interests                                                   375,390

Excess Of Fair Value Of Net Assets Acquired Over Cost                 50,690

Deferred Income Taxes                                              1,164,600

Stockholder's Equity
  Common Stock, $.05 Par Value,
  (30,000,000 shares authorized,
  10,483,142 shares outstanding                                      524,157
  Additional Paid-In Capital                                       8,665,957
  Retained Earnings                                                9,530,641
  Accumulated Other Comprehensive Income                           1,950,112

             Total Stockholders' Equity                           20,670,867

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 23,665,680


               See Notes to Consolidated Financial Statements


                                 TSI, INC.
                            STATEMENTS OF INCOME





                                  For The Three                   For The Nine
                                  Months Ended                    Months Ended
                                  September 30,                   September 30,
                               1998           1997              1998           1997


Operating Revenues         $1,346,983    $  844,467        $3,640,632       $8,096,103

Operating Expenses
  Salaries and Payroll
   Costs                      249,086       210,246           685,585          591,450
  Depreciation                 27,848        28,095            71,805           84,286
  Other Expenses              200,285       179,210         1,106,303        1,097,800

  Total Expenses              477,219       417,551         1,863,693        1,773,536

                              869,764       426,916         1,776,939        6,322,567
Amortization of
 Deferred Credit                2,055         2,055             6,165            6,165
Minority Portion of
 (Income)                      (6,546)       (7,828)          (34,585)         (30,377)

                              865,273       421,143         1,748,519        6,298,355

Income Tax Expense           (338,000)     (305,000)         (500,000)      (2,355,000)

     Net Income               527,273       116,143         1,248,519        3,943,355

Other Comprehnesive Income (Loss)
  Increase (Decrease) in
  Unrealized Holding Gains,
  Net of Income Taxes      (1,035,485)       40,165        (1,247,347)      (2,494,800)

Comprehensive Income
   (Loss)                  $ (508,212)   $  156,308       $     1,172       $1,448,555



               See Notes To Consolidated Financial Statements

                                  TSI, INC.

                          STATEMENTS OF CASH FLOWS

                                                         For The Nine
                                                         Months Ended
                                                         September 30,
                                                      1998             1997
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                       $   933,308     $    82,715

     CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds From Sales of Property,
 Plant and Equipment                                    8,695           6,994

Capital Expenditures Paid in Cash                     (62,769)        (31,784)

Cash Purchases of Minority Interests                     (681)           (304)

Cash Used for Purchases of Marketable
 Securities Available For Sale                        (76,462)       (521,953)

Cash Received on Dispositions of Marketable
 Securities Available For Sale                        592,148       5,383,074

Net Cash Provided By Investing
  Activities                                          460,931       4,836,027

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Advances From (To) Parent Company                 72,170      (1,033,600)

Issuance of Stock For Cash                               -            636,000

Net Cash Provided (Used) By
   Financing Activities                                72,170        (397,600)

NET INCREASE IN CASH                                1,466,409       4,521,142

CASH - BEGINNING OF PERIOD                         13,084,936       8,525,699

CASH - END OF PERIOD                              $14,551,345     $13,046,841






                See Notes to Consolidated Financial Statements

                                TSI, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1998



In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 1998 and the results of the Company's operations for the three months and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997.

The results of operations for the three months and nine months ended September 30, 1998 and 1997 are not indicative of the results to be expected for the full year.

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

In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at September 30, 1998.

The net unrealized holding gain at September 30, 1998, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at September 30, 1998 in accordance with the provisions of Financial Accounting Standards No. 130.

                                  TSI, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF THE INCOME STATEMENT

                             SEPTEMBER 30, 1998



A summary of the period to period changes in items included in the statements of income is shown below.


                                       COMPARISON      OF
                               THREE MONTHS           NINE MONTHS
                                   ENDED                 ENDED
                               SEPTEMBER 30,          SEPTEMBER 30,
                               1998 AND 1997          1998 AND 1997

                               INCREASES              (DECREASES)

Revenues                  $ 502,516      59.5%       $(4,455,471)    (55.0%)

Expenses                     59,668      14.3%            90,157       5.1%

Net Income                  411,130     354.0%        (2,694,836)    (68.3%)


Revenues decreased $4,455,471 in the first nine months of 1998 as compared with the first nine months of 1997 due primarily to the gain recognized by the Company on the merger of Security Bancorp with and into WesterFed Financial Corporation which was completed during the first quarter of 1997. The Company recognized a gain on the merger during 1997 in the pretax amount of approximately $5,351,000. During the first nine months of 1998 the Company recognized gains on the disposition of investments in the pretax amount of $368,939. During the first nine months of 1998 the Company recognized a gain on the contribution of assets in kind to a charitable organization in the amount of $417,420 as compared with a similar gain in the amount of $408,000 recognized during the first nine months of 1997.
The gains recognized during the first nine months of 1997 were the primary reason for the decrease in revenues and the decrease in net income in the first nine months of 1998 as compared with the first nine months of 1997. Operating expenses increased $90,157 (5.1%) in the first nine months of 1998 as compared with the first nine months of 1997 due primarily to increases in payroll and payroll costs associated with the Company's title insurance agency business. The provision for income tax expense decreased $1,855,000 (78.7%) in the first nine months of 1998 as compared with the first nine months of 1997 due to the decrease in pretax income.

                                TSI, INC.

                                 PART II

                             OTHER INFORMATION

                             SEPTEMBER 30, 1998

ITEM 1    LEGAL PROCEEDINGS

          None

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On September 10, 1998 a meeting of shareholders was held at which the Company's entire Board of Directors was elected. Directors elected to the Board were G.Robert Crotty, Jr., Paul J. McCann, Jr. and Miriam Arneson. The Company's shareholders also authorized the Board of Directors to select an independent certified public accounting firm to audit the Company's financial statements for 1998.

ITEM 5    OTHER INFORMATION

          None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          None

                                 TSI INC.

                                SIGNATURES







    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                TSI, INC.
                               Registrant









Date:  October 30, 1998            s/K. King
                                     K. King
                                     Assistant Secretary-Treasurer





Date:  October 30, 1998            s/Jerry K. Mohland
                                     Jerry K. Mohland,
                                     Accountant