Form 10QSB
period 1999-03-31
TSI INC /MT/
filed 1999-04-23
CIK 99506

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                	FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       For the quarterly period ended         March 31, 1999


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

        Class                              Outstanding at March 31, 1999
$.05 Par Value Common Stock                      10,483,142 Shares


Transitional Small Business Disclosure Format (Check One): Yes      ; No   X

                              	TSI, INC.

                               	INDEX


                            	MARCH 31, 1999

                                                            	Page Number
PART I

  Condensed Financial Statements:

Balance Sheet -
  March 31, 1999 	                                                2

Statements of Income and Comprehensive Income -
  Three Months Ended March 31, 1999 and 1998                      3

Statements of Cash Flows -
  Three Months Ended March 31, 1999 and 1998                      4

Notes to Financial Statements		                                   5

  Management's Discussion and Analysis of the
      Statements of Income		                                      6


PART II

  Other Information		                                             7

  Signatures		                                                    8

                                	TSI, INC.

                             	BALANCE SHEET

                           	AS OF MARCH 31, 1999

ASSETS
Current Assets
  Cash                                                       $  15,440,359
  Marketable Securities, at Fair Value                           1,785,262
  Receivables, Net                                                 110,515

Total Current Assets                                            17,336,136

Other Assets
   Noncurrent Investments, at Fair Value                         5,259,066
   Other Assets                                                      2,238

Property, Plant and Equipment, Net                                 856,276

TOTAL ASSETS                                                 $  23,453,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Liabilities                   $     251,548
  Income Taxes Payable                                             150,147
  Deferred Income Taxes                                            250,900
  Due to Parent Company                                             20,641

            Total Current Liabilities                              673,236

Provison For Estimated Title and Escrow Losses                     958,181
Minority Interests                                                 381,196
Deferred Income Taxes                                              720,900
Excess of Fair Value of Net Assets Acquired Over Cost               46,580


Stockholders' Equity

  Common Stock - $.05 Par Value,
    30,000,000 shares authorized,
    10,483,142 shares outstanding                                  524,157
  Additional Paid-In Capital                                    16,165,957
  Retained Earnings                                              2,585,076
  Accumulated Other Comprehensive Income                         1,398,433

             Total Stockholders' Equity                         20,673,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 23,453,716

              	See Notes to Consolidated Financial Statements

                                  TSI, INC.

                           	STATEMENTS OF INCOME

                                                   For The Three Months Ended
                                                             March 31,
                                                       1999           1998

Operating Revenues                                  $ 897,532      $ 892,525

Operating Expenses
    Salaries & Payroll Costs                          268,827        213,101
    Depreciation                                       20,434         20,472
    Other Expenses                                    183,469        174,031

    Total Expenses                                    472,730        407,604

                                                      424,802        484,921

Amorizatation of Deferred Credit                        2,055          2,055

Minority Portion of Income                             (5,270)        (8,731)

                                                      421,587        478,245

Income Tax Expense                                   (155,000)      (180,000)

Net Income                                            266,587        298,245

Other Comprehensive Income
 Increase (Decrease) in
 Unrealized Holding Gains,
 Net of Income Taxes                                 (151,484)       296,844

Comprehensive Income                                $ 115,103      $ 595,089




	              See Notes to Consolidated Financial Statements

                                	TSI, INC.

                        	STATEMENTS OF CASH FLOWS

                                                  For The Three Months Ended
                                                          March 31,
                                                     1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                       $  371,552     $  408,023

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Purchases of Furniture and Equipment             (5,923)        (7,896)
Cash Purchases of Minority Interests                    (457)          -
Cash Used for Purchases of Marketable
 Securities Available For Sale                       (16,932)       (16,047)
Cash Received for Sales of Marketable
 Securities Available For Sale                          -            44,728

Net Cash Provided (Used) By
  Investing Activities                               (17,389)        26,681


CASH FLOWS FROM FINANCING ACTIVITIES

Cash Provided From Parent Company                     42,391         41,400

Net Cash Provided By
  Financing Activities                                42,391         41,400

NET INCREASE IN CASH                                 396,554        478,104

CASH - BEGINNING OF PERIOD                        15,043,805     13,084,936

CASH - END OF PERIOD                             $15,440,359    $13,563,040


              	See Notes to Consolidated Financial Statements

                                 	TSI, INC.

                      	NOTES TO FINANCIAL STATEMENTS

                              	MARCH 31, 1999




In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of March 31, 1999 and the results of the Company's operations and cash flows for the three months ended March 31, 1999 and 1998.

The results of operations for the three months ended March 31, 1999 and 1998 are not indicative of the results to be expected for the full year.

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

In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at March 31, 1999.

The net unrealized holding gain at March 31, 1999, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at March 31, 1999 in accordance with the provisions of Financial Accounting Standards
No. 130.

                               	TSI, INC.

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                       OF THE STATEMENTS OF INCOME

                              	MARCH 31, 1999


A summary of the period to period changes in items included in the statements of income is shown below.

                                            COMPARISON OF
                                            Three Months
                                               Ended
                                              March 31,
                                          1999     and    1998
                                              Increases
                                             (Decreases)

Revenues                              $     5,007             .6%

Operating Expenses                    $    65,126           16.0%

Net Income                            $   (31,658)         (10.6%)


Revenues increased $5,007, .6%, in the first quarter of 1999 as compared with the first quarter of 1998 due primarily to increases in rent and other revenues partially offset by a decrease in title insurance revenues. Operating expenses increased $65,126, 16.0%, in the first quarter of 1999 as compared with the first quarter of 1998. Salaries and related payroll costs increased $55,726, 26.2%, in the first quarter of 1999 as compared with the first quarter of 1998 due primarily to increases in the number of employees and in salary rates paid by the Company in its title insurance operations. The provision for income tax expense decreased $25,000 (13.9%) in the first quarter of 1999 as compared with the first quarter of 1998 due to the decrease in pretax income.

                               	TSI, INC.

                               	PART II

                           	OTHER INFORMATION

                             	MARCH 31, 1999


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





                              	 TSI, INC.
	                              Registrant



Date:  April 30, 1999                  s/P. Cunningham
                                         P. Cunningham,
                                         Assistant
                                         Secretary-Treasurer




Date:  April 30, 1999                  s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant