Form 10QSB
period 1999-06-30
TSI INC /MT/
filed 1999-08-11
CIK 99506

U.S. Securities and Exchange Commission
                        	Washington, D.C.  20549

                               	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended         June 30, 1999


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

        Class                                Outstanding at June 30, 1999
$.05 Par Value Common Stock                        10,483,142 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                              	TSI, INC.

                               	INDEX


                            	JUNE 30, 1999
                                                             Page Number
PART I

Condensed Consolidated Financial Statements:

  Balance Sheet
    June 30, 1999                                                  2

  Statements of Income and Comprehensive Income -
    Six Months and Three Months Ended June 30, 1999 and 1998       3

  Statements of Cash Flows -
    Six Months Ended June 30, 1999 and 1998                        4

  Notes to Consolidated Financial Statements		                     5

Management's Discussion and Analysis of the
  Statements of Income		                                           6


PART II

  Other Information		                                              7

  Signatures		                                                     8

                                TSI, INC.

                       CONSOLIDATED	BALANCE SHEET

                          	AS OF JUNE 30, 1999

   ASSETS

Current Assets
   Cash                                                      $  15,615,643
   Marketable Securities, at Fair Value                          1,767,752
   Receivables - Net                                                82,628

            Total Current Assets                                17,466,023

Other Assets
   Noncurrent Investments, at Fair Value                         5,076,509
   Other Assets                                                      2,238

Property, Plant and Equipment, Net	                                835,842

                        TOTAL ASSETS	                        $  23,380,612


   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Liabilities                   $     242,445
  Income Taxes Payable                                              95,647
  Deferred Income Taxes	                                           241,900
  Due to Parent Company                                             31,247

Total Current Liabilities                                          611,239


Provison For Estimated Title and Escrow Losses	                    945,859
Minority Interests	                                                376,781
Excess of Fair Value of Net Assets Acquired Over Cost	              44,525
Deferred Income Taxes	                                             646,400

Stockholders' Equity

  Common Stock - $.05 Par Value,
   30,000,000 shares authorized,
   10,483,142 shares outstanding                                   524,157
  Additional Paid-In Capital	                                   16,165,957
  Retained Earnings	                                             2,782,787
  Accumulated Other Comprehensive Income                         1,282,907

             Total Stockholders' Equity	                        20,755,808

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                   $ 23,380,612


                	See Notes to Consolidated Financial Statements

                                  	TSI, INC.

                           	STATEMENTS OF INCOME

                          For The Three Months        For The Six Months
                                 Ended                      Ended
                                June 30,                   June 30,
                            1999        1998           1999         1998

Operating Revenues      $  828,845   $1,401,124     $1,726,377   $2,293,649

Operating Expenses
   Salaries and Payroll
     Costs                 257,486      223,398        526,313      436,499
   Depreciation             20,434       23,485         40,868       43,957
   Other Expenses          238,938      731,987        422,407      906,018

   Total Expenses          516,858      978,870        989,588    1,386,474

                           311,987      422,254        736,789      907,175


Amortization of
 Deferred Credit             2,055        2,055          4,110        4,110

Minority Portion of
 (Income)                   (1,331)     (19,308)        (6,601)     (28,039)

Income Tax Expense        (115,000)      18,000       (270,000)    (162,000)

    Net Income             197,711      423,001        464,298      721,246

Other Comprehensive Income
 Increase (Decrease) in
 Unrealized Holding Gains,
 Net of Income Taxes      (115,526)    (508,706)      (267,010)    (211,862)

Comprehensive Income    $   82,185    $ (85,705)   $   197,288   $  509,384




                 See Notes to Consolidated Financial Statements

                                 	TSI, INC.

                    CONSOLIDATED	STATEMENTS OF CASH FLOWS




                                                   For The Six Months Ended
                                                          June 30,

                                                    1999              1998
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By
 Operating Activities                           $  540,500       $   591,211

     CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures Paid In Cash                   (5,923)          (23,710)

Cash Purchases of Minority Interests                  (457)             (343)

Cash Used for Purchases of Marketable
   Securities Available For Sale                   (21,652)          (27,272)

Cash Received Upon Dispositions of Marketable
   Securities Available For Sale                     6,373            45,237

Net Cash (Used)
   By Investing Activities                         (21,659)           (6,088)

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Provided From Parent Company                   52,997            62,801

Net Cash Provided By
 Financing Activities                               52,997            62,801

NET INCREASE IN CASH                               571,838           647,924

CASH - BEGINNING OF PERIOD                      15,043,805        13,084,936

CASH - END OF PERIOD                           $15,615,643       $13,732,860


               	See Notes to Consolidated Financial Statements

                                 TSI, INC.

                  	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              	June 30, 1999



In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 1999 and the results of the Company's operations for the six months and three months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998.

The results of operations for the six months and three months ended June 30, 1999 and 1998 are not indicative of the results to be expected for the full year.

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

In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at June 30, 1999.

The net unrealized holding gains at June 30, 1999, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at June 30, 1999 in accordance with the provisions of Financial Accounting Standards N0. 130.

                              	TSI, INC.

                 	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                        OF THE INCOME STATEMENT

                            	JUNE 30, 1999



A summary of the period to period changes in items included in the statements of income is shown below.


                                          COMPARISON           OF

                                       THREE MONTHS          SIX MONTHS
                                           ENDED                ENDED
                                          JUNE 30,             JUNE 30,
                                       1999 AND 1998        1999 AND 1998
                                        INCREASES            (DECREASES)

Revenues                          $ (572,279)  (40.8%)   $ (567,272)  (24.7%)

Expenses                            (462,012)  (47.2%)     (396,886)  (28.6%)

Net Income                          (225,290)  (53.3%)     (256,948)  (35.6%)


   Revenues decreased $567,272 (24.7%) in the first six months of 1999 as compared with the first six months of 1998 due primarily to gains in the amount of approximately $417,000 recognized by the Company on the contribution of assets in kind to a charitable organization during the first six months of 1998. No such contributions were made and no such gains recognized during the first six months of 1999. Revenues from the Company's title insurance operations decreased $157,971 (13.7%) in the first six months of 1999 as compared with the first six months of 1998. The decrease was primarily due to a decrease in revenues of one of the Company's consolidated subsidiaries resulting from the pirating of key employees by the competition in a manner which the Company considers unfair. Operating expenses decreased $396,886 in the first six months of 1999 as compared with the first six months of 1998 due primarily to charitable contributions made by the Company during 1998. The provision for income tax expense increased $108,000 (66.7%) in the first six months of 1999 as compared with the first six months of 1998 due primarily to income tax deductions related to the contributions made during 1998 and referred to above.

                                 	TSI, INC.

                                  	PART II

                            	OTHER INFORMATION


                              	JUNE 30, 1999


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





                            	 TSI, INC.
	                            Registrant


Date:  August 9, 1999                  s/P. Cunningham
                                         P. Cunningham
                                         Assistant Secretary-Treasurer


Date:  August 9, 1999                  s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant