Form 10QSB
period 1999-09-30
TSI INC /MT/
filed 1999-11-05
CIK 99506

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999


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


         Class                           Outstanding at September 30, 1999
$.05 Par Value Common Stock                     10,483,142 Shares



Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                                   TSI, INC.

                                    INDEX


                             SEPTEMBER 30, 1999
                                                                  Page Number
PART I

  Condensed Consolidated Financial Statements:

     Balance Sheet
       September 30, 1999                                             2

     Statements of Income and Comprehensive Income -
       Three Months and Nine Months Ended
       September 30, 1999 and 1998                                    3

     Statements of Cash Flows -
       Nine Months Ended September 30, 1999 and 1998                  4

     Notes to Consolidated Financial Statements                       5

  Management's Discussion and Analysis of the
    Statements of Income                                              6


PART II

  Other Information                                                   7

  Signatures                                                          8

                                  TSI, INC.

                                BALANCE SHEET

                          AS OF SEPTEMBER 30, 1999
     ASSETS
Current Assets
  Cash                                                          $ 15,819,456
  Marketable Securities, at Fair Value                             1,528,694
  Receivables - Net                                                   81,265

             Total Current Assets                                 17,429,415

0ther Assets
   Noncurrent Investments                                          5,061,519
   Other Assets                                                        2,238
Property, Plant and Equipment, Net                                   845,408

                        TOTAL ASSETS                            $ 23,338,580

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Liabilities                      $    236,407
  Income Taxes Payable                                                28,247
  Due To Parent Company                                               43,168
  Deferred Income Taxes                                              195,400

            Total Current Liabilities                                503,222

Provision For Estimated Title and Escrow Losses                      933,538

Minority Interests                                                   373,196

Excess Of Fair Value Of Net Assets Acquired Over Cost                 42,470

Deferred Income Taxes                                                640,300

Stockholder's Equity
  Common Stock, $.05 Par Value,
  (30,000,000 shares authorized,
  10,483,142 shares outstanding                                      524,157
  Additional Paid-In Capital                                      16,165,957
  Retained Earnings                                                2,946,539
  Accumulated Other Comprehensive Income                           1,209,201

             Total Stockholders' Equity                           20,845,854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 23,338,580


               See Notes to Consolidated Financial Statements


                                 TSI, INC.
                            STATEMENTS OF INCOME





                                  For The Three                   For The Nine
                                  Months Ended                    Months Ended
                                  September 30,                   September 30,
                               1999           1998              1999           1998


Operating Revenues         $  732,544    $1,346,983        $2,458,921       $3,640,632

Operating Expenses
  Salaries and Payroll
   Costs                      241,771       249,086           768,084          685,585
  Depreciation                 20,434        27,848            61,302           71,805
  Other Expenses              229,506       200,285           651,913        1,106,303

  Total Expenses              491,711       477,219         1,481,299        1,863,693

                              240,833       869,764           977,622        1,776,939
Amortization of
 Deferred Credit                2,055         2,055             6,165            6,165
Minority Portion of
 (Income) Loss                    864        (6,546)           (5,737)         (34,585)

                              243,752       865,273           978,050        1,748,519

Income Tax Expense            (80,000)     (338,000)         (350,000)        (500,000)

     Net Income               163,752       527,273           628,050        1,248,519

Other Comprehnesive Income (Loss)
  Increase (Decrease) in
  Unrealized Holding Gains,
  Net of Income Taxes         (73,706)   (1,035,485)         (340,716)      (1,247,347)

Comprehensive Income
   (Loss)                  $   90,046    $ (508,212)      $   287,334       $    1,172



               See Notes To Consolidated Financial Statements

                                  TSI, INC.

                          STATEMENTS OF CASH FLOWS

                                                         For The Nine
                                                         Months Ended
                                                         September 30,
                                                      1999             1998
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                       $   638,162     $   933,308

     CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds From Sales of Property,
 Plant and Equipment                                     -              8,695

Capital Expenditures Paid in Cash                     (35,923)        (62,769)

Cash Purchases of Minority Interests                     (457)           (681)

Cash Used for Purchases of Marketable
 Securities Available For Sale                        (28,652)        (76,462)

Cash Received on Dispositions of Marketable
 Securities Available For Sale                        137,603         592,148

Net Cash Provided By Investing
  Activities                                           72,571         460,931

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Advances From (To) Parent Company                 64,918          72,170

Net Cash Provided By
   Financing Activities                                64,918          72,170

NET INCREASE IN CASH                                  775,651       1,466,409

CASH - BEGINNING OF PERIOD                         15,043,805      13,084,936

CASH - END OF PERIOD                              $15,819,456     $14,551,345






                See Notes to Consolidated Financial Statements

                                TSI, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1999



In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 1999 and the results of the Company's operations for the three months and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998.

The results of operations for the three months and nine months ended September 30, 1999 and 1998 are not indicative of the results to be expected for the full year.

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

In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at September 30, 1999.

The net unrealized holding gain at September 30, 1999, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at September 30, 1999 in accordance with the provisions of Financial Accounting Standards No. 130.

                                  TSI, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF THE INCOME STATEMENT

                             SEPTEMBER 30, 1999



A summary of the period to period changes in items included in the statements of income is shown below.


                                       COMPARISON      OF
                               THREE MONTHS           NINE MONTHS
                                   ENDED                 ENDED
                               SEPTEMBER 30,          SEPTEMBER 30,
                               1999 AND 1998          1999 AND 1998

                               INCREASES              (DECREASES)

Revenues                  $(614,439)    (45.6%)      $(1,181,711)    (32.5%)

Expenses                     14,492       3.0%          (382,394)    (20.5%)

Net Income                 (363,521)    (68.9%)         (620,469)    (49.7%)


Revenues decreased $1,181,711 (32.5%) in the first nine months of 1999 as compared with the first nine months of 1998 due primarily to gains in the amount of approximately $786,359 recognized by the Company on the disposition of securities, including a gain of approximately $417,000 recognized on the contribution of assets in kind to a charitable organization during the first nine months of 1998. No such contributions were made during the first nine months of 1999. Revenues from the Company's title insurance operations decreased $410,025 (23.3%) in the first nine months of 1999 as compared with the first nine months of 1998. The decrease was primarily due to a decrease in revenues of one of the Company's consolidated subsidiaries resulting from the pirating of key employees by the competition in a manner which the Company considers unfair. Operating expenses decreased $382,394 (20.5%) in the first nine months of 1999 as compared with the first nine months of 1998 due primarily to charitable contributions made by the Company during 1998. The provision for income tax expense decreased $150,000 (30.0%) in the first nine months of 1999 as compared with the first nine months of 1998 due primarily to the decrease in pretax income.

                                  TSI, INC.

                                  PART II

                             OTHER INFORMATION

                             SEPTEMBER 30, 1999

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





                                TSI, INC.
                               Registrant









Date:  October 29, 1999            s/S. C. Lee
                                     S. C. Lee
                                     Assistant Secretary-Treasurer





Date:  October 29, 1999            s/Jerry K. Mohland
                                     Jerry K. Mohland,
                                     Accountant