Form 10KSB
period 1999-12-31
TSI INC /MT/
filed 2000-03-30
CIK 99506

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                             FORM 10-KSB
(Mark One)
XX  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1999

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

State issuer's revenues for its most recent fiscal year $3,267,342.


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of February 29, 2000, 797,921 shares held by nonaffiliates were outstanding. The registrant's stock is not traded on any securities exchange. To registrant's knowledge, bid and asked quotations for registrant's stock are not reported in any newspapers nor are records kept of any quotations by securities dealers or the National Quotation Bureau, Inc. There exists no public market for registrant's stock.


                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
10,483,142 shares $.05 par value common stock are outstanding as of February 29, 2000.

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

    Annual Report to Shareholders for            Part I,   Items 1 and 2
    the year ended December 31, 1999.            Part II,  Items 5, 6 and 7
                                                 Part III, Item 12
                                                 Part IV,  Item 13

Transitional Small Business Disclosure Format (check one):  Yes   ; No X

                              TSI, INC.

                               PART I


ITEM 1.  DESCRIPTION OF BUSINESS AND
ITEM 2.  DESCRIPTION OF PROPERTY

A description of the Company's business and property ownership is set forth on Page 1 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1999, which description is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings presently pending by or against TSI, Inc., are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company and its subsidiaries taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                TSI, INC.

                                 PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS;
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7.  FINANCIAL STATEMENTS


Items 5, 6 and 7 are set forth on Page 18, Pages 1 and 2 and Pages 3 to 17, respectively, of Exhibit 13, TSI, Inc. Annual Report to Shareholders for the year ended December 31, 1999, which report is incorporated herein by reference.

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

                              TSI, INC.

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

The following are the directors and executive officers of the Company. All directors and officers serve as such until the 2000 annual meeting of shareholders or until their successors are elected and qualify.

NAME, AGE, AND YEAR ELECTED DIRECTOR             POSITION

Paul J. McCann, Jr.,       45, 1995              Director,
                                                 President

Kathleen Cain,             37, 1999              Director

Miriam A. Arneson,         44, 1998              Director



Paul J. McCann, Jr. is the president and a director of GNI, Inc., the parent company of M Corp. M Corp is the parent company of the Company. Miriam A. Arneson is a director of GNI, Inc., UAC, Inc., a subsidiary of the Company, and Diversified Realty, Inc., an affiliate of the Company.


Family Relationships
Paul J. McCann, Jr., Kathleen Cain and Miriam A. Arneson are children of Anne Marie and Paul J. McCann. Members of the Anne Marie and Paul J. McCann family control, directly or indirectly, a majority of the outstanding common stock of M Corp. M Corp owns approximately 92% of the Company's issued and outstanding common stock. There are no other family relationships among the individuals listed above nor are there any arrangements or understandings pursuant to which any of them were elected as officers or directors.

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

                                III-1
                                  3.

                              TSI, INC.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table shows the cash compensation paid by the Company and its consolidated subsidiaries to the Company's President and Chief Executive Officer for 1999, 1998 and 1997. No officer or director of the Company or its consolidated subsidiaries received total cash compensation in excess of $10,000 for 1999, 1998 or 1997.

                     Summary Compensation Table
Name and                    Calendar                  Total Cash
Principal Position            Year                   Compensation

Paul J. McCann, Jr.           1999                      $ 0
 President, Director          1998                      $ 0
 Chief Executive Officer      1997                      $ 0

The Company has no pension plan, no stock option or stock appreciation rights plans and no long-term incentive plans and there was no other material compensation paid during the year ended December 31, 1999. The Company has not adopted a formal plan for the compensation of directors. During 1999 the Company and its consolidated subsidiaries paid a total of $1,450 for director fees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on February 29, 2000.


                                       Amount and Nature
 Title of     Name and Address of        of Beneficial    Percent
  Class        Beneficial Owner            Ownership      of Class

$.05 Par      M Corp                     9,676,826 (1)    92.3%
Value Common  110 Second Street South    Direct
Stock         Great Falls, Montana


     (1) At February 29, 2000, members of the Anne Marie and Paul J. McCann family, including Paul J. McCann, Jr., Kathleen Cain and Miriam A. Arneson, children of Anne Marie and Paul J. McCann, indirectly controlled a majority of the outstanding stock of M Corp.
         Members of the Anne Marie and Paul J. McCann family own directly a total of 4,745 shares of the Company's outstanding stock. Paul J. McCann owns no shares of stock in TSI, Inc. and disclaims beneficial ownership in any stock of TSI, Inc.

                                    III-2
                                      4.

                                  TSI, INC.




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Continued

(b) Security Ownership of Management

The following table sets forth as of February 29, 2000, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:

                              Amount and Nature
Name of Beneficial Owner    of Beneficial Ownership   Percent

Paul J. McCann, Jr.           None (1)                  --

Kathleen Cain                 None (1)                  --

Miriam A. Arneson             None (1)                  --

All Directors and Officers    None (1)                  --
 as a Group

(1)  See Note (1) item 11(a) on preceding page.


(c) Changes In Control

The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with the Company's parent company, its subsidiaries and other related parties are disclosed in Note 9 of the notes to consolidated financial statements in the Annual Report to Shareholders for the year ended December 31, 1999, which note is incorporated herein by reference.




                                    III-3

                                 TSI, INC.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         No. 13 - TSI, Inc. Annual Report to Shareholders for the year ended December 31, 1999.

         No. 22 - Subsidiaries.

         No. 27 - Financial Data Schedule.

(b)      Reports on Form 8-K

         No current reports on Form 8-K were filed by the Company during the three months ended December 31, 1999.

                                    TSI, INC.

                                    SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     TSI, INC.




Date:  February 29, 2000          By:  s/Paul J. McCann, Jr.
                                         Paul J. McCann, Jr.,
                                         President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2000.


     Chairman of the Board President
     Principal Executive and           s/Paul J. McCann, Jr.
     Financial Officer                   Paul J. McCann, Jr.


     Director                          s/Miriam A. Arneson
                                         Miriam A. Arneson


     Principal Accountant              s/Jerry K. Mohland
                                         Jerry K. Mohland