Form 10QSB
period 2000-03-31
TSI INC /MT/
filed 2000-05-15
CIK 99506

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                	FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       For the quarterly period ended         March 31, 2000


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

        Class                              Outstanding at March 31, 2000
$.05 Par Value Common Stock                      10,483,142 Shares


Transitional Small Business Disclosure Format (Check One): Yes      ; No   X

                              	TSI, INC.

                               	INDEX


                            	MARCH 31, 2000

                                                            	Page Number
PART I

Condensed Financial Statements:

Balance Sheet -
  March 31, 2000 	                                                2

Statements of Income and Comprehensive Income -
  Three Months Ended March 31, 2000 and 1999                      3

Statements of Cash Flows -
  Three Months Ended March 31, 2000 and 1999                      4

Notes to Financial Statements		                                   5


Management's Discussion and Analysis of the
      Statements of Income		                                      6


PART II

  Other Information		                                             7

  Signatures		                                                    8

                                	TSI, INC.

                             	BALANCE SHEET

                           	AS OF MARCH 31, 2000

ASSETS
Current Assets
  Cash                                                       $  16,098,643
  Marketable Securities, at Fair Value                           1,757,246
  Receivables, Net                                                  69,103

Total Current Assets                                            17,924,992

Other Assets
   Noncurrent Investments, at Fair Value                         4,246,977
   Other Assets                                                      2,238

Property, Plant and Equipment, Net                                 908,616

TOTAL ASSETS                                                 $  23,082,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Liabilities                   $     234,533
  Income Taxes Payable                                              94,398
  Deferred Income Taxes                                            254,300
  Due to Parent Company                                             81,618

            Total Current Liabilities                              664,849

Provison For Estimated Title and Escrow Losses                     913,134
Minority Interests                                                 368,807
Deferred Income Taxes                                              308,400
Excess of Fair Value of Net Assets Acquired Over Cost               38,360


Stockholders' Equity

  Common Stock - $.05 Par Value,
    30,000,000 shares authorized,
    10,483,142 shares outstanding                                  524,157
  Additional Paid-In Capital                                    16,165,957
  Retained Earnings                                              3,288,247
  Accumulated Other Comprehensive Income                           810,912

             Total Stockholders' Equity                         20,789,273

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 23,082,823

              	See Notes to Consolidated Financial Statements

                                  TSI, INC.

                           	STATEMENTS OF INCOME

                                                   For The Three Months Ended
                                                             March 31,
                                                       2000           1999

Operating Revenues                                  $ 722,110      $ 897,532

Operating Expenses
    Salaries & Payroll Costs                          223,020        268,827
    Depreciation                                       28,640         20,434
    Other Expenses                                    196,515        183,469

    Total Expenses                                    448,175        472,730

                                                      273,935        424,802

Amorizatation of Deferred Credit                        2,055          2,055

Minority Portion of (Income) Loss                         827         (5,270)

                                                      276,817        421,587

Income Tax Expense                                    (95,000)      (155,000)

Net Income                                            181,817        266,587

Other Comprehensive Income (Loss)
 Decrease in Unrealized
 Holding Gains,
 Net of Income Taxes                                 (239,491)      (151,484)

Comprehensive Income (Loss)                         $ (57,674)     $ 115,103




	              See Notes to Consolidated Financial Statements

                                	TSI, INC.

                        	STATEMENTS OF CASH FLOWS

                                                  For The Three Months Ended
                                                          March 31,
                                                     2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                       $  301,150     $  377,475

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Received on Sales and Redemptions
 of Property and Equipment                             4,990           -
Cash Purchases of Furniture and Equipment               -            (5,923)
Cash Purchases of Minority Interests                    -              (457)
Cash Used for Purchases of Marketable
 Securities Available For Sale                       (17,667)       (16,932)

Net Cash (Used) By
  Investing Activities                               (12,667)       (17,389)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash Provided From Parent Company                     44,520         42,391

Net Cash Provided By
  Financing Activities                                44,520         42,391

NET INCREASE IN CASH                                 333,003        396,554

CASH - BEGINNING OF PERIOD                        15,765,640     15,043,805

CASH - END OF PERIOD                             $16,098,643    $15,440,359


              	See Notes to Consolidated Financial Statements

                                 	TSI, INC.

                      	NOTES TO FINANCIAL STATEMENTS

                              	MARCH 31, 2000




In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of March 31, 2000 and the results of the Company's operations and cash flows for the three months ended March 31, 2000 and 1999.

The results of operations for the three months ended March 31, 2000 and 1999 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

M Corp, Great Falls, Montana, owns approximately 92% of the Company's issued and outstanding common stock.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) effective January 1, 1994. In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at March 31, 2000. The net unrealized holding gain at March 31, 2000, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at March 31, 2000 in accordance with the provisions of Financial Accounting Standards
No. 130.

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the period ended March 31, 2000:

                                         Sales To                   Segment
                                         Outside       Interest    Operating
                                         Concerns      Revenues      Profit

Financial Holding Company               $  51,980      $  68,476   $  96,214
Title Insurance Operations                348,433        131,289     132,608
Rental Properties                         121,932           -         47,168

Consolidated                            $ 522,345      $ 199,765   $ 275,990

                               	TSI, INC.

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                       OF THE STATEMENTS OF INCOME

                              	MARCH 31, 2000


A summary of the period to period changes in items included in the statements of income is shown below.

                                            COMPARISON OF
                                            Three Months
                                               Ended
                                              March 31,
                                          2000     and    1999
                                              Increases
                                             (Decreases)

Revenues                              $  (175,422)         (19.5%)

Operating Expenses                    $   (24,555)          (5.2%)

Net Income                            $   (84,770)         (31.8%)



Revenues decreased $175,422, 19.5%, in the first quarter of 2000 as compared with the first quarter of 1999 due primarily to decreases in title insurance premiums and related fees ($218,028; 41.3%) and rent revenues ($8,932; 6.8%) partially offset by a increase in interest income and other revenues. The decrease in title insurance premiums and related fees in the first quarter of 2000 as compared with the first quarter of 1999 was due primarily to the pirating of key employees from one of the Company's consolidated subsidiaries by the competition in a manner which the Company considers unfair trade practices and for which the Company is considering legal action for the recovery of damages. There also was some decline in the real estate economies within the Montana communities within which the Company operates. Operating expenses decreased $24,555, 5.2%, in the first quarter of 2000 as compared with the first quarter of 1999. Salaries and related payroll costs decreased $45,807, 17.0%, in the first quarter of 2000 as compared with the first quarter of 1999 due primarily to decreases in the number of employees in the Company's title insurance operations. The provision for income tax expense decreased $60,000 (38.7%) in the first quarter of 2000 as compared with the first quarter of 1999 due to the decrease in pretax income.

                               	TSI, INC.

                               	PART II

                           	OTHER INFORMATION

                             	MARCH 31, 2000


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





                              	 TSI, INC.
	                              Registrant



Date:  April 28, 2000                  s/H. Contway
                                         H. Contway,
                                         Assistant
                                         Secretary-Treasurer




Date:  April 28, 2000                  s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant