Form 10QSB
period 2000-06-30
TSI INC /MT/
filed 2000-08-11
CIK 99506

U.S. Securities and Exchange Commission
                        	Washington, D.C.  20549

                               	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended         June 30, 2000


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

        Class                                Outstanding at June 30, 2000
$.05 Par Value Common Stock                        10,482,892 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                              	TSI, INC.

                               	INDEX


                            	JUNE 30, 2000
                                                             Page Number
PART I

Condensed Consolidated Financial Statements:

  Balance Sheet
    June 30, 2000                                                  2

  Statements of Income and Comprehensive Income -
    Six Months and Three Months Ended June 30, 2000 and 1999       3

  Statements of Cash Flows -
    Six Months Ended June 30, 2000 and 1999                        4

  Notes to Consolidated Financial Statements		                     5

Management's Discussion and Analysis of the
  Statements of Income		                                           6


PART II

  Other Information		                                              7

  Signatures		                                                     8

                                TSI, INC.

                       CONSOLIDATED	BALANCE SHEET

                          	AS OF JUNE 30, 2000

   ASSETS

Current Assets
   Cash                                                      $  16,336,140
   Marketable Securities, at Fair Value                          1,597,382
   Receivables - Net                                                67,850

            Total Current Assets                                18,001,372

Other Assets
   Noncurrent Investments, at Fair Value                         4,420,810
   Other Assets                                                      2,238

Property, Plant and Equipment, Net	                                897,990

                        TOTAL ASSETS	                        $  23,322,410


   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Liabilities                   $     179,306
  Income Taxes Payable                                             179,397
  Deferred Income Taxes	                                           187,000
  Due to Parent Company                                            123,018

Total Current Liabilities                                          668,721


Provison For Estimated Title and Escrow Losses	                    902,737
Minority Interests	                                                363,594
Deferred Income Taxes                                              379,200
Excess of Fair Value of Net Assets Acquired Over Cost	              36,305

Stockholders' Equity

  Common Stock - $.05 Par Value,
   30,000,000 shares authorized,
   10,483,142 shares issued                                        524,157
  Additional Paid-In Capital	                                   16,165,957
  Retained Earnings	                                             3,460,735
  Accumulated Other Comprehensive Income                           821,254
  Treasury Stock, at Cost                                             (250)

             Total Stockholders' Equity	                        20,971,853

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                   $ 23,322,410


                	See Notes to Consolidated Financial Statements

                                  	TSI, INC.

                           	STATEMENTS OF INCOME

                          For The Three Months        For The Six Months
                                 Ended                      Ended
                                June 30,                   June 30,
                            2000         1999           2000         1999

Operating Revenues      $  729,013   $  828,845     $1,451,123   $1,726,377

Operating Expenses
   Salaries and Payroll
     Costs                 218,972      257,486        441,992      526,313
   Depreciation             26,976       20,434         55,616       40,868
   Other Expenses          227,617      238,938        424,132      422,407

   Total Expenses          473,565      516,858        921,740      989,588

                           255,448      311,987        529,383      736,789


Amortization of
 Deferred Credit             2,055        2,055          4,110        4,110

Minority Portion of
 (Income)                      (15)      (1,331)           812       (6,601)

Income Tax Expense         (85,000)    (115,000)      (180,000)    (270,000)

    Net Income             172,488      197,711        354,305      464,298

Other Comprehensive Income (Loss)
 Increase (Decrease) in
 Unrealized Holding Gains,
 Net of Income Taxes        10,342     (115,526)      (229,149)    (267,010)

Comprehensive Income    $  182,830    $  82,185    $   125,156   $  197,288




                 See Notes to Consolidated Financial Statements

                                 	TSI, INC.

                    CONSOLIDATED	STATEMENTS OF CASH FLOWS




                                                   For The Six Months Ended
                                                          June 30,

                                                    2000              1999
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By
 Operating Activities                           $  509,410       $   540,500

     CASH FLOWS FROM INVESTING ACTIVITIES

Cash REceived on Sales and Redemptions
  of Property and Equipment                          4,990              -

Capital Expenditures Paid In Cash                  (16,350)           (5,923)

Cash Purchases of Minority Interests                  -                 (457)

Cash Used for Purchases of Marketable
   Securities Available For Sale                   (23,013)          (21,652)

Cash Received Upon Dispositions of Marketable
   Securities Available For Sale                     9,793             6,373

Net Cash (Used)
   By Investing Activities                         (24,580)          (21,659)

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Treasury Stock                      (250)             -

Cash Provided From Parent Company                   85,920            52,997

Net Cash Provided By
 Financing Activities                               85,670            52,997

NET INCREASE IN CASH                               570,500           571,838

CASH - BEGINNING OF PERIOD                      15,765,640        15,043,805

CASH - END OF PERIOD                           $16,336,140       $15,615,643


               	See Notes to Consolidated Financial Statements

                                 TSI, INC.

                  	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              	June 30, 2000



In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 2000 and the results of the Company's operations for the six months and three months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999.

The results of operations for the six months and three months ended June 30, 2000 and 1999 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

M Corp owns approximately 92% of the Company's issued and outstanding common stock.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) effective January 1, 1994. In accordance with SFAS No. 115 the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at June 30, 2000. The net unrealized holding gain at June 30, 2000, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at June 30, 2000 in accordance with the provisions of Financial Accounting Standards No. 130.

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the quarter ended June 30, 2000:



                                  Sales To                      Segment
                                  Outside         Interest     Operating
                                  Concerns        Revenues       Profit

Financial Holding Company         $ 25,767        $ 78,873      $102,334
Title Insurance Operations         364,688         140,580       123,207
Rental Properties                  119,105            -           31,962

Consolidated                      $509,560        $219,453      $257,503

                              	TSI, INC.

                 	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                        OF THE INCOME STATEMENT

                            	JUNE 30, 2000



A summary of the period to period changes in items included in the statements of income is shown below.


                                          COMPARISON           OF

                                       THREE MONTHS          SIX MONTHS
                                           ENDED                ENDED
                                          JUNE 30,             JUNE 30,
                                       2000 AND 1999        2000 AND 1999
                                        INCREASES            (DECREASES)

Revenues                          $  (99,832)  (12.0%)   $ (275,254)  (15.9%)

Expenses                             (43,293)   (8.4%)      (67,848)   (6.9%)

Net Income                           (25,223)  (12.8%)     (109,993)  (23.7%)


Revenues decreased $275,254, 15.9%, in the first six months of 2000 as compared with the first six months of 1999 due primarily to decreases in title insurance premiums and related fees and rent revenues partially offset by an increase in interest income and other revenues. The decrease in title insurance premiums and related fees in the first six months of 2000 as compared with the first six months of 1999 was due primarily to the pirating of key employees from one of the Company's consolidated subsidiaries by the competition in a manner which the Company considers unfair trade practices and for which the Company is considering legal action for the recovery of damages. Operating expenses decreased $67,848, 6.9%, in the first six months of 2000 as compared with the first six months of 1999. Salaries and related payroll costs decreased $84,321, 16.0%, in the first six months of 2000 as compared with the first six months of 1999 due primarily to decreases in the number of employees in the Company's title insurance operations. The provision for income tax expense decreased $90,000 (33.3%) in the first six months of 2000 as compared with the first six months of 1999 due to the decrease in pretax income.

                                 	TSI, INC.

                                  	PART II

                            	OTHER INFORMATION


                              	JUNE 30, 2000


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





                            	 TSI, INC.
	                            Registrant


Date:  August 11, 2000                 s/H. Contway
                                         H. Contway,
                                         Assistant Secretary-Treasurer


Date:  August 11, 2000                 s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant