Form 10QSB
period 2000-09-30
TSI INC /MT/
filed 2000-11-14
CIK 99506

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000


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


        Class                           Outstanding at September 30, 2000
$.05 Par Value Common Stock                     10,482,892 Shares



Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                                   TSI, INC.

                                    INDEX


                             SEPTEMBER 30, 2000
                                                                  Page Number
PART I

  Condensed Consolidated Financial Statements:

     Balance Sheet
       September 30, 2000                                             2

     Statements of Income and Comprehensive Income -
       Three Months and Nine Months Ended
       September 30, 2000 and 1999                                    3

     Statements of Cash Flows -
       Nine Months Ended September 30, 2000 and 1999                  4

     Notes to Consolidated Financial Statements                       5

  Management's Discussion and Analysis of the
    Statements of Income                                              6


PART II

  Other Information                                                   7

  Signatures                                                          8

                                  TSI, INC.

                                BALANCE SHEET

                          AS OF SEPTEMBER 30, 2000
     ASSETS
Current Assets
  Cash                                                          $ 16,855,208
  Marketable Securities, at Fair Value                             1,620,491
  Receivables - Net                                                   43,191

             Total Current Assets                                 18,518,890

0ther Assets
   Noncurrent Investments                                          6,009,870
   Other Assets                                                        2,238
Property, Plant and Equipment, Net                                   870,182

                        TOTAL ASSETS                            $ 25,401,180

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Liabilities                      $    229,055
  Income Taxes Payable                                               314,397
  Due To Parent Company                                              171,418
  Deferred Income Taxes                                              194,100

            Total Current Liabilities                                908,970

Provision For Estimated Title and Escrow Losses                      892,340

Minority Interests                                                   369,058

Excess Of Fair Value Of Net Assets Acquired Over Cost                 34,250

Deferred Income Taxes                                              1,026,900

Stockholder's Equity
  Common Stock, $.05 Par Value,
  (30,000,000 shares authorized,
  10,483,142 shares issued                                           524,157
  Additional Paid-In Capital                                      16,165,957
  Retained Earnings                                                3,709,544
  Accumulated Other Comprehensive Income                           1,770,254
  Treasury Stock, at Cost                                               (250)

             Total Stockholders' Equity                           22,169,662

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 25,401,180


               See Notes to Consolidated Financial Statements


                                 TSI, INC.
                            STATEMENTS OF INCOME





                                  For The Three                   For The Nine
                                  Months Ended                    Months Ended
                                  September 30,                   September 30,
                               2000           1999              2000           1999


Operating Revenues         $  817,543    $  732,544        $2,268,666       $2,458,921

Operating Expenses
  Salaries and Payroll
   Costs                      212,844       241,771           654,836          768,084
  Depreciation                 27,809        20,434            83,425           61,302
  Other Expenses              192,518       229,506           616,650          651,913

  Total Expenses              433,171       491,711         1,354,911        1,481,299

                              384,372       240,833           913,755          977,622
Amortization of
 Deferred Credit                2,055         2,055             6,165            6,165
Minority Portion of
 (Income) Loss                 (2,618)          864            (1,806)          (5,737)

                              383,809       243,752           918,114          978,050

Income Tax Expense           (135,000)      (80,000)         (315,000)        (350,000)

     Net Income               248,809       163,752           603,114          628,050

Other Comprehnesive Income (Loss)
  Increase (Decrease) in
  Unrealized Holding Gains,
  Net of Income Taxes         949,000       (73,706)          719,851         (340,716)

Comprehensive Income
   (Loss)                  $1,197,809    $   90,046       $ 1,322,965       $  287,334



               See Notes To Consolidated Financial Statements

                                  TSI, INC.

                          STATEMENTS OF CASH FLOWS

                                                         For The Nine
                                                         Months Ended
                                                         September 30,
                                                      2000             1999
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                       $   985,602     $   638,162

     CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds From Sales of Property,
 Plant and Equipment                                    4,990            -

Capital Expenditures Paid in Cash                     (16,350)        (35,923)

Cash Purchases of Minority Interests                     -               (457)

Cash Used for Purchases of Marketable
 Securities Available For Sale                        (28,537)        (28,652)

Cash Received on Dispositions of Marketable
 Securities Available For Sale                          9,793         137,603

Net Cash Provided By Investing
  Activities                                          (30,104)         72,571

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Treasury Stock                         (250)            -

Cash Advances From (To) Parent Company                134,320          64,918

Net Cash Provided By
   Financing Activities                               134,070          64,918

NET INCREASE IN CASH                                1,089,568         775,651

CASH - BEGINNING OF PERIOD                         15,765,640      15,043,805

CASH - END OF PERIOD                              $16,855,208     $15,819,456






                See Notes to Consolidated Financial Statements

                                TSI, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 2000



In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 2000 and the results of the Company's operations for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.

The results of operations for the three months and nine months ended September 30, 2000 and 1999 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

M Corp owns approximately 92% of the Company's issued and outstanding common stock.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) effective January 1, 1994. In accordance with SFAS No. 115 the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at September 30, 2000. The net unrealized holding gain at September 30, 2000, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at September 30, 2000 in accordance with the provisions of Financial Accounting Standards No. 130.

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the period ended September 30, 2000:

                                 Sales To                     Segment
                                 Outside        Interest      Operating
                                 Concerns       Revenues        Profit

Financial Holding Company        $ 41,509       $ 85,497       $109,012
Title Insurance Operations        416,693        154,819        235,577
Rental Properties                 119,025           -            35,633

Consolidated                     $577,227       $240,316       $380,222

                                  TSI, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF THE INCOME STATEMENT

                             SEPTEMBER 30, 2000



A summary of the period to period changes in items included in the statements of income is shown below.


                                       COMPARISON      OF
                               THREE MONTHS           NINE MONTHS
                                   ENDED                 ENDED
                               SEPTEMBER 30,          SEPTEMBER 30,
                               2000 AND 1999          2000 AND 1999

                               INCREASES              (DECREASES)

Revenues                  $  84,999      11.6%       $  (190,255)     (7.7%)

Expenses                    (58,540)    (11.9%)         (126,388)     (8.5%)

Net Income                   85,057      51.9%           (24,936)     (4.0%)



Revenues decreased $190,255 (7.7%) in the first nine months of 2000 as compared with the first nine months of 1999 due primarily to decreases in title insurance premiums and related fees and rent revenues partially offset by an increase in interest income and other revenues. The decrease in title insurance premiums and related fees in the first nine months of 2000 as compared with the first nine months of 1999 was due primarily to the pirating of key employees from one of the Company's consolidated subsidiaries by the competition. Operating expenses decreased $126,388, 8.5%, in the first nine months of 2000 as compared with the first nine months of 1999. Salaries and related payroll costs decreased $113,248, 14.7%, in the first nine months of 2000 as compared with the first nine months of 1999 due primarily to decreases in the number of employees in the Company's title insurance operations. The provision for income tax expense decreased $35,000 (10.0%) in the first nine months of 2000 as compared with the first nine months of 1999 due to the decrease in pretax income.

                                  TSI, INC.

                                  PART II

                             OTHER INFORMATION

                             SEPTEMBER 30, 2000

ITEM 1    LEGAL PROCEEDINGS

          None

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A meeting of shareholders was held on September 28, 2000 at which the Company's board of directors was elected.

ITEM 5    OTHER INFORMATION

          None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          None

                                 TSI INC.

                                SIGNATURES







    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                TSI, INC.
                               Registrant









Date:  October 30, 2000            s/Michael J. Yakos
                                     Michael J. Yakos,
                                     Secretary-Treasurer





Date:  October 30, 2000            s/Jerry K. Mohland
                                     Jerry K. Mohland,
                                     Accountant