Form 10KSB
period 2000-12-31
TSI INC /MT/
filed 2001-04-17
CIK 99506

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                             FORM 10-KSB
(Mark One)
XX  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year $3,036,077.


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).
As of February 28, 2001, 791,455 shares held by nonaffiliates were outstanding. The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of February 28, 2001 was approximately $1,187,033 based upon the average bid price as reported by Pink Sheets LLC.


                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
10,479,709 shares $.05 par value common stock are outstanding as of February 28, 2001.

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

           DOCUMENTS                             FORM 10-KSB REFERENCE

    Annual Report to Shareholders for            Part I,   Items 1 and 2
    the year ended December 31, 2000.            Part II,  Items 5, 6 and 7
                                                 Part III, Item 12
                                                 Part IV,  Item 13

Transitional Small Business Disclosure Format (check one):  Yes   ; No X

                              TSI, INC.

                               PART I


ITEM 1.  DESCRIPTION OF BUSINESS AND
ITEM 2.  DESCRIPTION OF PROPERTY

A description of the Company's business and property ownership is set forth on Page 1 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2000, which description is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings presently pending by or against TSI, Inc., are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company and its subsidiaries taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                TSI, INC.

                                 PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS;

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.  FINANCIAL STATEMENTS


Items 5, 6 and 7 are set forth on Page 18, Pages 1 and 2 and Pages 3 to 17, respectively, of Exhibit 13, TSI, Inc. Annual Report to Shareholders for the year ended December 31, 2000, which report is incorporated herein by reference.

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

                              TSI, INC.

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

The following are the directors and executive officers of the Company. All directors and officers serve as such until the 2001 annual meeting of shareholders or until their successors are elected and qualify.

NAME, AGE, AND YEAR ELECTED DIRECTOR             POSITION

Sheila M. McCann,          37, 2000              Director,
                                                 President

John R, Ross,              47, 2000              Director

Miriam A. Arneson,         45, 1998              Director



Sheila M. McCann, an attorney at law, is a director of UAC, Inc., Diversified Realty, Inc. and M Corp. Miriam A. Arneson is a director of GNI, Inc., UAC, Inc. and Diversified Realty, Inc.


Family Relationships
Sheila M. McCann and Miriam A. Arneson are children ofAnne Marie and Paul J. McCann. Members of the Anne Marie and Paul J. McCann family control, directly or indirectly, a majority of the outstanding commonstock of M Corp. M Corp owns approximately 92% of the Company's issued and outstanding common stock. There are no other family relationships among the individuals listed above nor are there any arrangements or understandings pursuant to which any of them were elected as officers or directors.

Following are the executive officers of the Company and a description of their principal business experience.

Name and Position          Principal Business Experience

Sheila M. McCann,          Attorney atLaw; Business Owner;
President, Director        Invester
                           San Luis Obispo, California


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

                                III-1
                                  3.

                              TSI, INC.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table shows the cash compensation paid by the Company and its consolidated subsidiaries to the Company's President and Chief Executive Officer for 2000, 1999 and 1998. No officer or director of the Company or its consolidated subsidiaries received total cash compensation in excess of $10,000 for 2000, 1999 or 1998.

                     Summary Compensation Table
Name and                    Calendar                  Total Cash
Principal Position            Year                   Compensation

Sheila M. McCann              2000                      $ 0
 President

Paul J. McCann, Jr.           1999                      $ 0
 President                    1998                      $ 0

The Company has no pension plan, no stock option or stock appreciation rights plans and no long-term incentive plans and there was no other material compensation paid during the year ended December 31, 2000. The Company has not adopted a formal plan for the compensation of directors. During 2000 the Company and its consolidated subsidiaries paid a total of $1,350 for director fees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on February 28, 2001.


                                       Amount and Nature
 Title of     Name and Address of        of Beneficial    Percent
  Class        Beneficial Owner            Ownership      of Class

$.05 Par      M Corp                     9,679,909 (1)    92.3%
Value Common  110 Second Street South    Direct
Stock         Great Falls, Montana


     (1) At February 28, 2001, members of the Anne Marie and Paul J. McCann family, including Paul J. McCann, Jr., Kathleen Cain and Miriam A. Arneson, children of Anne Marie and Paul J. McCann, indirectly controlled a majority of the outstanding stock of M Corp.
         Members of the Anne Marie and Paul J. McCann family own directly a total of 4,745 shares of the Company's outstanding stock. Paul J. McCann owns no shares of stock in TSI, Inc. and disclaims beneficial ownership in any stock of TSI, Inc.

                                    III-2
                                      4.

                                  TSI, INC.




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Continued

(b) Security Ownership of Management

The following table sets forth as of February 28, 2001, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:

                              Amount and Nature
Name of Beneficial Owner    of Beneficial Ownership   Percent

Sheila M. McCann                None (1)                  --

Miriam A. Arneson               None (1)                  --

John R. Ross                    None (1)                  --

All Directors and Officers      None (1)                  --
 as a Group

(1)  See Note (1) item 11(a) on preceding page.


(c) Changes In Control

The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with the Company's parent company, its subsidiaries and other related parties are disclosed in Note 9 of the notes to consolidated financial statements in the Annual Report to Shareholders for the year ended December 31, 2000, which note is incorporated herein by reference.




                                    III-3

                                 TSI, INC.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         No. 13 - TSI, Inc. Annual Report to Shareholders for the year ended December 31, 2000.

         No. 22 - Subsidiaries.

(b)      Reports on Form 8-K

         No current reports on Form 8-K were filed by the Company during the three months ended December 31, 2000.

                                    TSI, INC.

                                    SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     TSI, INC.




Date:  February 28, 2001          By:  s/Sheila M. McCann
                                         Sheila M. McCann
                                         President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2001.


     Chairman of the Board President
     Principal Executive and           s/Sheila M. McCann
     Financial Officer                   Sheila M. McCann


     Director                          s/Miriam A. Arneson
                                         Miriam A. Arneson


     Principal Accountant              s/Jerry K. Mohland
                                         Jerry K. Mohland