Form 10QSB
period 2001-03-31
TSI INC /MT/
filed 2001-07-03
CIK 99506

July 3, 2001


Gentlemen,

We are transmitting herewith Form 10-QSB for the quarter ended
March 31, 2001 for TSI.
				TSI

				S/Lori Olson
  				  Lori Olson,
  				  Accountant

	The company's controller left on March 31, 2001 and the accountant on May 30, 2001. I started as an accountant with the company in May 2001. I have reviewed the working papers and other accounting records for the quarter ended March 31, 2001 and have reconciled cash accounts. To the best of my knowledge and belief the Form 10-QSB for the quarter ended March 31, 2001, reflects the financial condition of the company.

						Lori Olson,
						Accountant



U.S. Securities and Exchange Commission
Washington, D. C.  20549
FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended   March 31, 2001

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from             to

Commission file number  0-2054

 TSI, Inc.
 (Exact name of small business issuer as specified in its charter)

            Montana                    81-0267738
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

128 Second Street South, Great Falls, Montana   59405
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

                     Class                Outstanding at March 31, 2001
$.05 Par Value Common Stock                         10,478,844 Shares

Transitional Small Business Disclosure Format (Check One): Yes ; No X



TSI, INC.

INDEX


MARCH 31, 2001






Page Number
PART I

  Condensed Financial Statements:

Balance Sheet -
  March 31, 2001	                                            2

Statements of Income and Comprehensive Income -
  Three Months Ended March 31, 2001 and 2000                        3

Statements of Cash Flows -
  Three Months Ended March 31, 2001 and 2000	                    4

Notes to Financial Statements                                       5

Management's Discussion and Analysis of the
     Statements of Income	                                    6


PART II

  Other Information	                                            7

  Signatures	                                                    8










1

TSI, INC.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2001






ASSETS





Current Assets


   Cash
$
21,364,224
   Marketable Securities, at Fair Value

3,761,530
   Receivables, Net

76,390



      Total Current Assets

25,202,144



Other Assets





   Noncurrent Investments, at Fair Value

287,000



   Other Assets

2,238



Property, Plant and Equipment, Net

849,195



Total Assets
$
26,340,577



LIABILITIES AND STOCKHOLDERS' EQUITY





Current Liabilities


   Accounts Payable and Accrued Liabilities
$
720,393
   Income Taxes Payable

1,274,547
   Deferred Income Taxes

87,100
   Due to Parent Company

430,518



       Total Current Liabilities

2,512,558



Provision for Estimated Title and Escrow Losses

873,975
Minority Interests

370,336
Deferred Income Taxes

6,900
Excess of Fair Value of Net


    Assets Acquired Over Cost

30,140



Stockholders' Equity


   Common Stock, $.05 Par Value,


     30,000,000 shares authorized,


     10,483,142 shares isssued

524,157
   Additional Paid-In Capital

19,165,957
   Retained Earnings

2,727,209
   Accumulated Other Comprehensive Income

135,508
   Treasury Stock, at Cost

(6,163)
               Total Stockholders' Equity

22,546,668



Total Liabilities and Stockholders' Equity
$
26,340,577



See Notes to Consolidated Financial Statements.



2

TSI, INC.





CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME












For The Three Months


Ended


March 31,


2001

2000





Operating Revenues
$
3,578,692
$
722,110





Operating Expenses









  Salaries and




     Payroll Costs

211,067

223,020





  Depreciation

21,463

28,640





  Other Expenses

196,069

196,515





  Total Expenses

428,599

448,175







3,150,093

273,935





Amortization of




   Deferred Credit

2,055

2,055





Minority Portion




   Of (Income) Loss

(9,078)

827







3,143,070

276,817





Income Tax Expense

(1,275,000)

(95,000)





Net Income

1,868,070

181,817





Other Comprehensive Income (Loss)




  Decrease in Unrealized




  Holding Gains,




  Net of Income Taxes

(1,838,478)

(239,491)





Comprehensive Income (Loss)
$
29,592
$
(57,674)








































See Notes to Consolidated Financial Statements.





3

TSI, INC.





CONSOLIDATED STATEMENTS OF CASH FLOWS






















For The Three Months


Ended


March 31,


2001

2000
CASH FLOWS FROM OPERATING ACTIVITIES









Net Cash Provided By




   Operating Activities
$
333,117
$
301,150










CASH FLOWS FROM INVESTING ACTIVITIES









  Cash Received on Sales and Redemptions




    of Property and Equipment

-

4,990


-


  Cash Purchases of Furniture and Equipment

(4,276)

-





  Cash Used For Purchases of Marketable




    Securities Available For Sale

(2,372,957)

(17,657)
  Cash Received on Dispositions of Marketable



    Securities Available for Sales

6,543,446

-





Net Cash Provided (Used) By




   Investing Activities

4,166,213

(12,667)





CASH FLOWS FROM FINANCING ACTIVITIES









  Cash Purchases of Treasury Stock

(5,863)

-





  Cash Provided From Parent Company

3,400

44,520





Net Cash Provided (Used) By




   Financing Activities

(2,463)

44,520





NET INCREASE IN CASH

4,496,867

333,003





CASH - BEGINNING OF PERIOD

16,867,357

15,765,640





CASH - END OF PERIOD
$
21,364,224
$
16,098,643








































See Notes to Consolidated Financial Statements.





4


TSI, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2001

In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of March 31, 2001 and the results of the Company's operations and cash flows for the three months ended March 31, 2001 and 2000.

The results of operations for the three months ended March 31, 2001 and 2000 are not indicative of the results to be expected for the full year.

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

 In accordance with SFAS No. 115 the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at March 31, 2001. The net unrealized holding gain at March 31, 2001, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at March 31, 2001 in accordance with the provisions of Financial Accounting Standards No. 130.

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the period ended March 31, 2001:



Sales To



Segment


Outside

Interest

Operating


Concerns

Revenues

Profit







Financial Holding Company
$
1,663,710
$
43,502
$
1,596,323
Title Insurance Operations

1,644,035

111,558

1,439,487
Rental Properties

115,887

-

114,283







Consolidated
$
3,423,632
$
155,060
$
3,150,093








5



TSI, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE STATEMENTS OF INCOME

MARCH 31, 2001


A summary of the period to period changes in items included in the statements of income is shown below.





      COMPARISON OF
Three Months
Ended
March 31,
    2001    and   2000



Increases
(Decreases)

 Revenues                         $  2,856,582         395.6%

 Operating Expenses               $      (19,576)      (4.4%)

 Net Income                       $  1,686,253       1,078.5%

	Revenues increased $2,856,582 in the first quarter of 2001 as compared with the first quarter of 2000 due primarily to an increase in the security sales ($2,863,949). The majority of the increase in security sales revenue came from the sale of WesterFed.
A commission fee of $452,262 was paid  to Jefferson Management Company
 (a shareholder in M Corp) in connection with this sale of WesterFed.
  Other factors include: decrease in rent of $6,045 (5%), a decrease in interest and dividends of $25,500 (9.5%), increase in title revenue of $11,653 (3.76%), and an increase in other revenues of $12,525 (9.7%).
  Operating expenses decreased $19,576 in the first quarter of 2001 as compared with the first quarter of 2000 due to the decrease in salaries of $11,954 (5.4%) and depreciation of $7,177 (25.1%). The provision for income tax expense increased by $1,180,000 (1242.1%) in the first quarter of 2001 as compared with the first quarter of 2000 primarily to the substantial increase in income from the security sales.




6


TSI, INC.

PART II

OTHER INFORMATION

MARCH 31, 2001




ITEM 1	LEGAL PROCEEDINGS

None

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

None














7





SIGNATURES







In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





TSI, INC.
Registrant









Date: May 31, 2001                     s/A. Dompier
                                         A. Dompier,
                                         Assistant Secretary-Treasurer




Date: May 31, 2001                     s/Lori Olson
                                         Lori Olson,
                                         Accountant







8