Form 10QSB
period 2001-06-30
TSI INC /MT/
filed 2001-09-11
CIK 99506

September 11, 2001
Gentleman-
	We are transmitting herewith Form 10-QSB for the quarter ended June 30, 2001 for TSI, Inc.
			   TSI, Inc.
			S./Lori Olson
			   Lori Olson,
			   Accountnant



U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2001

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
       For the transition period from
  to_______

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

       Class
Outstanding at June 30, 2001
$.05 Par Value Common Stock
 10,482,892 Shares


Transitional Small Business Disclosure Format
(Check One): Yes    ; No  X


TSI, INC.


INDEX


JUNE 30, 2001



Page Number
PART I

Condensed Consolidated Financial Statements:

Balance Sheet
       June 30, 2001     2

Statements of Income and Comprehensive Income -
       Three Months and Six Months Ended
       June 30, 2001 and 2000   3

Statements of Cash Flows -
       Six Months Ended
June 30, 2001 and 2000         4

Notes to Consolidated
 Financial Statements      5

Management's Discussion
and Analysis of the
    Statements of Income    6


PART II

  Other Information   7

  Signatures     8





1



TSI, INC.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2001






ASSETS





Current Assets


   Cash
$
19,399,591
   Marketable Securities,
 at Fair Value

4,545,269
   Receivables, Net

67,786



   Due From Parents

528,082



      Total Current Assets

24,540,728



Other Assets





   Noncurrent Investments, at Fair Value

288,040



   Other Assets

2,238



Property, Plant and Equipment, Net

833,463



Total Assets
$
25,664,469



LIABILITIES AND STOCKHOLDERS' EQUITY





Current Liabilities


   Accounts Payable and Accrued Liabilities
$
199,759
   Income Taxes Payable

1,324,547
   Deferred Income Taxes

113,900



       Total Current Liabilities

1,638,206



Provision for Estimated Title and Escrow Losses

864,843
Minority Interests

370,573
Deferred Income Taxes

6,900
Excess of Fair Value of Net


    Assets Acquired Over Cost

28,085



Stockholders' Equity


   Common Stock, $.05 Par Value,


     30,000,000 shares authorized,


     10,483,142 shares issued

524,157
   Additional Paid-In Capital

19,165,957
   Retained Earnings

2,896,481
   Accumulated Other Comprehensive Income

175,430
   Treasury Stock, at Cost

(6,163)



               Total Stockholders' Equity

22,755,862



Total Liabilities and Stockholders' Equity
$
25,664,469






See Notes to Consolidated Financial Statements.



2











TSI, INC.









CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME





























For The Three Months

For The Six Months


Ended

Ended


June 30,

June 30,


2001

2000

2001

2000









Operating Revenues
$
763,509
$
729,013
$
4,342,200
$
1,451,123









Operating Expenses

















  Salaries and








     Payroll Costs

264,210

218,972

475,277

441,992









  Depreciation

21,462

26,976

42,925

55,616









  Other Expenses

230,337

227,617

426,405

424,132









  Total Expenses

516,009

473,565

944,607

921,740











247,500

255,448

3,397,593

529,383









Amortization of








   Deferred Credit

2,055

2,055

4,110

4,110









Minority Portion








   Of (Income) Loss

(284)

(15)

(9,362)

812











249,271

257,488

3,392,341

534,305









Income Tax Expense

(80,000)

(85,000)

(1,355,000)

(180,000)









Net Income

169,271

172,488

2,037,341

354,305









Other Comprehensive Income (Loss)






 Increase (Decrease) in






  Unrealized Holding Gains,






  Net of Income Taxes

39,922

10,342

(1,798,556)

(229,149)









Comprehensive Income
$
209,193
$
182,830
$
238,785
$
125,156

See Notes to Consolidated Financial Statements.


3


TSI, INC.



CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months

Ended


June 30,


2001

2000
CASH FLOWS FROM OPERATING ACTIVITIES


Net Cash Provided By




   Operating Activities
$
510,471
$
509,410




CASH FLOWS FROM INVESTING ACTIVITIES

  Cash Received on Sales and Redemptions

    of Property and Equipment

(4,276)

4,990





  Capital Expenditures Paid in Cash

-

(16,350)





  Cash Used For Purchases of Marketable




    Securities Available For Sale

(3,091,061)

(23,013)





  Cash Received on Dispositions of Marketable



    Securities Available For Sale

6,530,426

9,793





  Cash Paid for Commisson Expense to Jefferson



    Management Company on the Sale of WesterFed
(452,262)

-





Net Cash (Used) By




   Investing Activities

2,982,827

(24,580)





CASH FLOWS FROM FINANCING ACTIVITIES




  Cash Purchases of Treasury Stock

(5,863)

(250)



  Cash Provided (To) From Parent Company

(955,200)

85,920



Net Cash Provided By




   Financing Activities

(961,063)

85,670





NET INCREASE IN CASH

2,532,235

570,500





CASH - BEGINNING OF PERIOD

16,867,357

15,765,640





CASH - END OF PERIOD
$
19,399,592
$
16,336,140




See Notes to Consolidated Financial Statements.





4


TSI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001


In the opinion of management, all adjustments
 necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of
June 30, 2001 and the results of the Company's
 operations for the three months and six months ended June
30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000.

The results of operations for the three
months and six months ended June 30, 2001
 are not indicative
of the results to be expected for the
full year.

The consolidated financial statements
include the accounts of the company,
 its wholly owned
subsidiaries and its majority owned subsidiaries.
 All significant intercompany transactions and balances have been eliminated in consolidation.

M Corp owns approximately 92% of the
Company's issued and outstanding common
 stock.

The Company adopted the provisions of
Statement of Financial Accounting Standards No. 115,
Accounting for Certain Investments in
Debt and Equity Securities (SFAS No. 115) effective January 1,
1994. In accordance with SFAS No. 115 the
Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at
 June 30, 2001. The net unrealized holding gain at June 30, 2001, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in
Accumulated Other Comprehensive Income at
June 30, 2001
 in accordance with the provisions of Financial
Accounting Standards No. 130.

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the quarter ended June 30, 2001:



Sales To



Segment


Outside

Interest

Operating


Concerns

Revenues

Profit







Financial Holding Company
$
7,201
$
56,576
$
60,725
Title Insurance Operations

498,050

100,169

207,972
Rental Properties

101,513

                    0

(19,426)







Consolidated
$
606,764
$
156,745
$
249,271







5



TSI, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF THE INCOME STATEMENT

JUNE 30, 2001

A summary of the period to period
changes in items included in the statements of income is shown below.


    COMPARISON    OF
THREE MONTHS
                         ENDED
                         JUNE 30,
2001 AND 2000

                         SIX MONTHS
                        ENDED
                          JUNE 30,
                          2001 AND 2000


              INCREASES     (DECREASES)


Revenues   $34,496 4.73% $ 2,891,079 200%

Expenses    42,444 8.96%    22,867  2.5%

Net Income(3,216)(1.86%)1,683,037   475%



	Revenues increased $ 2,891,079 for the
 first six months of 2001 ($34,496 for the
second
quarter of 2001) as compared to this time
frame in 2000.  This increase is primarily
due to an
increase in the security sales ($2,863,949).
 The majority of the increase in security
sales revenue
came from the sale of WesterFed.
A commission fee of $452,262 was paid
to Jefferson
Management Company (a shareholder in M Corp)
 in connection with this sale of WesterFed.
Other factors for the change in revenues
include: decrease in rent of $23,637 (9.8%),
 decrease in
interest and dividends of $126,596 (22.8%),
 and an increase in title revenues of
$166,150
(26.4%).  Operating expenses increased
 $22,867 in the first six months of 2001
 ($42,444 in the
second quarter) compared to this time
frame in 2000.  This is due to the
decrease in depreciation
of $12,691 (22.8%), and an increase in
payroll of $33,285 (7.53%).  The provision
 for income
tax expense increased by $1,175,000 (652%)
 in the first six months of 2001 ($80,000 in the second quarter of 2001) as compared to this time frame in 2000.  This change was
 primarily due
to the substantial increase in income
form the security sales.  There was also
$25,000 paid to S. M. McCann for legal fees.






6






TSI, INC.

PART II

OTHER INFORMATION


JUNE 30, 2001





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





TSI, INC.
Registrant









Date: August 22, 2001s/S. Adams
                       S. Adams,
      Assistant Secretary-Treasurer





Date: August 22, 2001 s/Lori Olson
                        Lori Olson,
       Accountant






8