Form 10QSB
period 2001-09-30
TSI INC /MT/
filed 2001-11-16
CIK 99506

11/15/01
Gentleman,
We are transmitting herewith the attached
Form 10QSB for the quarter ended
September 30, 2001 for TSI, Inc.

TSI, Inc.
s/Lori Olson
  Lori Olson, Accountant

U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13
 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
       For the quarterly period ended
 September 30, 2001

[   ] TRANSITION REPORT UNDER SECTION
 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from
               to ________

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

 Class
 Outstanding at September 30, 2001
$.05 Par Value Common Stock
 10,746,494 Shares


Transitional Small Business
Disclosure Format (Check One): Yes; NoX


TSI, INC.


INDEX


SEPTEMBER 30, 2001



Page Number
PART I

Condensed Consolidated Financial Statements:

  Balance Sheet
    September 30, 2001   2

  Statements of Income and
 Comprehensive Income -
    Three Months and Nine
Months Ended
    September 30, 2001 and 2000   3

  Statements of Cash Flows -
    Nine Months Ended
September 30, 2001 and 2000    4

  Notes to Consolidated
Financial Statements    5

Management's Discussion
and Analysis of the
    Statements of Income  6


PART II

  Other Information   7

  Signatures   8




1
TSI, INC.
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2001



ASSETS

Current Assets

   Cash
$20,578,510
   Marketable Securities,
at Fair Value

3,423,934
   Receivables, Net

75,276
   Due From Parent

496,682



 Total Current Assets

24,574,402



Other Assets





   Noncurrent Investments, at Fair Value

288,040



   Other Assets

2,238



Property, Plant and Equipment, Net

811,534



Total Assets
$
25,676,214



LIABILITIES AND STOCKHOLDERS' EQUITY





Current Liabilities


   Accounts Payable and Accrued Liabilities
$
161,487
   Income Taxes Payable

1,419,547
   Deferred Income Taxes

29,700



       Total Current Liabilities

1,610,734



Provision for Estimated Title and Escrow Losses

855,751
Minority Interests

372,048
Deferred Income Taxes

6,900
Excess of Fair Value of Net


    Assets Acquired Over Cost

26,030



Stockholders' Equity


   Common Stock, $.05 Par Value,


     30,000,000 shares authorized,


     10,483,142 shares issued

524,157
   Additional Paid-In Capital

19,165,957
   Retained Earnings

3,071,077
   Accumulated Other Comprehensive Income

53,248
   Treasury Stock, at Cost (6,648 shares)

(9,688)



               Total Stockholders' Equity

22,804,751



Total Liabilities and Stockholders' Equity
$
25,676,214






See Notes to Consolidated Financial Statements.



2










TSI, INC.









CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME



For The Three Months

For The Nine Months


Ended

Ended


September 30,

September 30,


2001

2000

2001

2000



Operating Revenues
$705,665
$817,543
$5,047,865
$2,268,666


Operating Expenses
  Salaries and
 Payroll Costs

225,340
212,844
700,617
654,836
Depreciation
21,463
27,809
64,388
83,425

Other Expenses
189,541
192,518
615,946
616,650

Total Expenses

436,344
433,171
1,380,951
1,354,911

269,321
384,372
3,666,914
913,755

Amortization of
 Deferred Credit

2,055
2,055
6,165
6,165

Minority Portion
Of (Income) Loss

(1,779)
(2,618)
(11,141)
(1,806)

269,597
383,809
3,661,938
918,114

Income Tax Expense
(95,000)
(135,000)
(1,450,000)
(315,000)

Net Income

174,597
248,809
2,211,938
603,114


Other Comprehensive Income (Loss)
  Increase (Decrease) in
 Unrealized Holding Gains,
 Net of Income Taxes
(122,182)
949,000
(1,920,739)
719,851

Comprehensive Income (Loss)
$52,415
$1,197,809
$291,199
$1,322,965

See Notes to Consolidated Financial Statements.

3


TSI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


For The Nine Months
Ended

September 30,
2001
2000
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By
 Operating Activities
$743,421
$985,602

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Received on Sales and Redemptions
  of Property, Plant and Equipment
(4,276)
4,990
  Capital Expenditures Paid in Cash
-
(16,350)

 Cash Used For Purchases of Marketable
 Securities Available For Sale
(4,032,968)
(28,537)

  Cash Received on Dispositions of Marketable
  Securities Available For Sale
8,390,426
9,793

  Cash Paid for Commission Expense to Jefferson
    Management Company on the Sale of WesterFed
(452,262)

-
Net Cash Provided (Used) By
Investing Activities

3,900,920
(30,104)
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash Purchases of Treasury Stock

(9,388)
(250)

Cash Advances From Parent Company

(923,800)
134,320
Net Cash Provided By
 Financing Activities
(933,188)
134,070

NET INCREASE IN CASH

3,711,153
1,089,568

CASH - BEGINNING OF PERIOD

16,867,357
15,765,640

CASH - END OF PERIOD
$20,578,510
$16,855,208

See Notes to Consolidated Financial Statements.

4


TSI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001


In the opinion of management, all
adjustments necessary (consisting
of only normal recurring accruals)
 have been
made to the unaudited financial
statements to present fairly the
financial position as of September
 30, 2001 and the results
of the Company's operations for
 the three months and nine months
ended September 30, 2001 and 2000
and cash flows for
the nine months ended September
30, 2001 and 2000.

The results of operations for the three
 months and nine months ended September
30, 2001 are not indicative of the
results to be expected for the full year.

The consolidated financial statements
include the accounts of the company,
its wholly owned subsidiaries and its
majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

M Corp owns approximately 92% of the Company's issued and outstanding common stock.

The Company adopted the provisions of
Statement of Financial Accounting Standards
No. 115, Accounting for
Certain Investments in Debt and Equity
Securities (SFAS No. 115) effective
January 1, 1994. In accordance with
SFAS No. 115 the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at September
30, 2001. The net unrealized holding gain at
 September 30, 2001, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other
Comprehensive Income at September
30, 2001 in accordance with the provisions of Financial Accounting Standards No. 130.

Sales to outside concerns, interest
revenues and segment operating profit
for the Company's reportable segments
were as follows for the period ended
September 30, 2001:



Sales To

Segment


Outside
Interest
Operating
Concerns

Revenues

Profit

Financial Holding Company
$32,535
$33,694
$74,681
Title Insurance Operations

486,795
57,057
218,896
Rental Properties

95,582
(22,202)


Consolidated
$614,912
$90,751
$271,375





5

TSI, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE INCOME STATEMENT

SEPTEMBER 30, 2001



A summary of the period to period changes
 in items included in the statements of income is shown below.

 COMPARISON           OF



THREE MONTHS
                       ENDED
SEPTEMBER 30,
                        2001 AND 2000


NINE MONTHS
                         ENDED
SEPTEMBER 30,
                          2001 AND 2000


   INCREASES            (DECREASES)


Revenues$ (111,881)(13.7%)$ 2,779,198 122.5%


Expenses  3,171  0.7%	26,038	     1.9%


Net Income (74,213)(29.8%)1,608,824 266.8%


Revenues increased $2,779,198 for the
 first nine months of 2001 ($111,881
decrease for the third quarter
of 2001) as compared to this time frame
in 2000.  This increase is primarily due
 to an increase in security sales
of $2,866,148.  The majority of the
increase in security sales revenue came
 from the sale of WesterFed stock.  A
fee of $452,262 was paid to Jefferson
 Management Company (a major shareholder
of the company) for the
services rendered in connection with
the sale of WesterFed stock, which
resulted in a net gain of $3,264,665 to
the company.  Other factors for the
change in revenues include: decrease
in rent of $47,080 (13.1%), decrease in
interest and dividends of $296,900
(34.4%).  Operating expenses increased
 $26,038 in the first nine months of
2001 ($3,171 of the third quarter of 2001
 compared to this time frame in 2000.
 This is due to the decrease in
depreciation of $19,037 (22.9%).
The provision for income tax expense
 increase by $1,135,000 (360.3%) in the
first nine months of 2001 ($95,000 in
the third quarter of 2001) as compared
 to this time frame in 2000.  This
change was primarily due to the
substantial increase in income from the
security sales.  One of the company's
subsidiaries paid legal fees of $25,000
to S.M. McCann, Attorney at Law, for
services rendered.  On October 31, 2001,
the company's title agency subsidiary in
Great Falls, Montana discontinued
operations and certain of its
title assets were sold for $280,000.
The decision was made to discontinue
operations becasue of the pirating of key
personnel of the title agency by certain
competitors which in the company's opinion
was an unfair trade practice and actionable.
6


TSI, INC.

PART II

OTHER INFORMATION


SEPTEMBER 30, 2001





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


TSI, INC.
Registrant

   Date: October 30, 2001
             s/T. Lown
               T. Lown,
       Assistant Secretary-Treasurer


   Date: October 30, 2001
             s/Lori Olson
               Lori Olson,
               Accountant



8