Form 10KSB
period 2001-12-31
TSI INC /MT/
filed 2002-06-18
CIK 99506

U.S. Securities and Exchange Commission
Washington, D.C.    20549


Gentlemen,

    We are transmitting herewith Form 10-KSB for the year ended December 31, 2001 for TSI, Inc.



                                TSI, Inc.


                              s/Lori Olson
                                Lori Olson
                                Accountant

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                             FORM 10-KSB
(Mark One)
XX  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year $6,300,485.


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of February 28, 2002, 774,123shares held by nonaffiliates were outstanding. The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of February 28, 2002 was approximately $77,412 based upon the average bid price as reported by Nasdaq.com.


                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
10,474,862 shares $.05 par value common stock are outstanding as of February 28, 2002.

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

    Annual Report to Shareholders for            Part I,   Items 1 and 2
    the year ended December 31, 2001.            Part II,  Items 5, 6 and 7
                                                 Part III, Item 12
                                                 Part IV,  Item 13

Transitional Small Business Disclosure Format (check one):  Yes   ; No X

                              TSI, INC.

                               PART I


ITEM 1.  DESCRIPTION OF BUSINESS AND
ITEM 2.  DESCRIPTION OF PROPERTY

A description of the Company's business and property ownership is set forth on Page 1 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2001, which description is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings presently pending by or against TSI, Inc., are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company and its subsidiaries taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                TSI, INC.

                                 PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS;
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7.  FINANCIAL STATEMENTS


Items 5, 6 and 7 are set forth on Page 19, Pages 1 and 2 and Pages 3 to 18, respectively, of Exhibit 13, TSI, Inc. Annual Report to Shareholders for the year ended December 31, 2001, which report is incorporated herein by reference.

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

NAME, AGE, AND YEAR ELECTED DIRECTOR             POSITION

Paul J. McCann, Jr.,       47, 1995              Director,
                                                 President

John Ross,                 48, 2000              Director

Miriam A. Arneson,         46, 1998              Director



Paul J. McCann, Jr. is the president and a director of GNI, Inc.
Miriam A. Arneson is a director of GNI, Inc., UAC, Inc., and Diversified Realty, Inc.


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

Name and Position              Principal Business Experience

Paul J. McCann, Jr.,       Attorney at Law
President, Director        Business Owner, Investor
                           Billings, Montana


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

                                III-1
                                  3.

                              TSI, INC.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table shows the cash compensation paid by the Company and its consolidated subsidiaries to the Company's President and Chief Executive Officer for 2001, 2000 and 1999. No officer or director of the Company or its consolidated subsidiaries received total cash compensation in excess of $10,000 for 2001, 2000 or 1999.

                     Summary Compensation Table
Name and                    Calendar                  Total Cash
Principal Position            Year                   Compensation

Paul J. McCann, Jr.           2001                      $ 0
 President, Director          2000                      $ 0
                              1999                      $ 0

Paul J. McCann			2001				$436,862
					2000				  $ 0
					1999				  $ 0

The Company has no pension plan, no stock option or stock appreciation rights plans and no long-term incentive plans and there was no other material compensation paid during the year ended December 31, 2001. The Company has not adopted a formal plan for the compensation of directors. During 2001 the Company and its consolidated subsidiaries paid a total of $2,309 for director fees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on February 28, 2002.


                                       Amount and Nature
 Title of     Name and Address of        of Beneficial    Percent
  Class        Beneficial Owner            Ownership      of Class

$.05 Par      M Corp                     9,676,826 (1)    92.5%
Value Common  110 Second Street South    Direct
Stock         Great Falls, Montana


     (1) At February 28, 2002, members of the Anne Marie and Paul J. McCann family, including Paul J. McCann, Jr. and Miriam A.
         Arneson, children of Anne Marie and Paul J. McCann, indirectly controlled a majority of the outstanding stock of M Corp.
         Members of the Anne Marie and Paul J. McCann family own directly a total of 4,745 shares of the Company's outstanding stock. Paul J. McCann owns no shares of stock in TSI, Inc. and disclaims beneficial ownership in any stock of TSI, Inc.

                                    III-2
                                      4.

                                  TSI, INC.




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Continued

(b) Security Ownership of Management

The following table sets forth as of February 28, 2002, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:

                              Amount and Nature
Name of Beneficial Owner    of Beneficial Ownership   Percent

Paul J. McCann, Jr.           None (1)                  --

John R. Ross                  None                      --

Miriam A. Arneson             None (1)                  --

All Directors and Officers    None (1)                  --
 as a Group

(1)  See Note (1) item 11(a) on preceding page.


(c) Changes In Control

The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with the Company's parent company, its subsidiaries and other related parties are disclosed in Note 9 of the notes to consolidated financial statements in the Annual Report to Shareholders for the year ended December 31, 2001, which note is incorporated herein by reference.




                                    III-3

                                 TSI, INC.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         No. 13 - TSI, Inc. Annual Report to Shareholders for the year ended December 31, 2001.

         No. 22 - Subsidiaries.

         No. 27 - Financial Data Schedule.

(b)      Reports on Form 8-K

         No current reports on Form 8-K were filed by the Company during the three months ended December 31, 2001.

                                    TSI, INC.

                                    SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     TSI, INC.




Date:  June 17, 2002              By:  s/Paul J. McCann, Jr.
                                         Paul J. McCann, Jr.,
                                         President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 17, 2002.



     President		               s/Paul J. McCann, Jr.
                                         Paul J. McCann, Jr.


     Director                          s/Miriam A. Arneson
                                         Miriam A. Arneson


     Principal Accountant              s/Lori Olson
                                         Lori Olson

                               TSI, INC.


                             ANNUAL REPORT


                                 2001

                                TSI, INC.

                      AND CONSOLIDATED SUBSIDIARIES

                              ANNUAL REPORT


DESCRIPTION AND LINES OF BUSINESS

TSI, Inc. (herein referred to as "TSI" or the "Company") was incorporated in 1958. A wholly-owned subsidiary of the Company, First Montana Title Insurance Company (FMTIC), is a title insurance company operating in that business in the State of Montana only. Through wholly-owned subsidiaries, FMTIC owns and operates title plants in two Montana counties. A subsidiary of FMTIC owns real property in Great Falls, Montana.

During 2001 UAC, Inc., a subsidiary of the Company, through its wholly-owned subsidiary sold the title agency assets it owned and operated in Montana. During 1988 through 1991, UAC, Inc., primarily through its wholly-owned subsidiary, acquired rental units in Montana.

TSI owns rental property in Helena, Montana and non income-producing properties located within Cascade County, Montana. A subsidiary of the Company owns rental property in Polson, Montana. The Company's investments in rental properties is set forth in Note 8, Rental Property, of the Notes to Consolidated Financial Statements.

The Company is a 92% owned subsidiary of M Corp, a financial holding company located in Great Falls, Montana. Transactions with the Company's parent company and its affiliates are set forth in Note 9, Related Party
Transactions, of the Notes to Consolidated Financial Statements.

The Company operates in a competitive business environment and is not dependent upon one or a few major customers. Information concerning the Company's industry segments is set forth in Note 12 (Information on Segments of Business) of the Notes to Consolidated Financial Statements.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Title insurance premiums and related fees increased $334,127 (24.8%) in 2001 as compared with 2000 due primarily to a increase in the real estate economies within which the Company operates.

                                TSI, INC.

                      AND CONSOLIDATED SUBSIDIARIES

                              ANNUAL REPORT


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - Continued


Interest revenues decreased $574,468 (64.4%) in 2001 as compared with 2000 due primarily to an decrease in interest-bearing deposits and a decrease in interest rates earned on such deposits.

Rent revenues decreased $67,776 (14.2%) in 2001 as compared with 2000. The decrease in rent revenues in 2001 as compared with 2000 was due primarily to an increase in vacancies.

Other income increased $3,572,525 (1,116.1%) in 2001 as compared with 2000. During 2001 the Company recognized net gains on the disposition of investments in the total amount of $3,302,297 whereas such gains recognized during 2000 amounted to $40,606. The increase in gains recognized on the disposition of investments from 2001 to 2000 was the primary reason for the increase in other income in 2001 as compared with 2000.

Salaries and other personnel costs increased $453,521 (48.3%) in 2001 as compared with 2000 due primarily to an increase in the number of personnel employed in the Company's operations.

The provision for depreciation decreased $28,808 (24.9%) in 2001 as compared to 2000 due primarily to property dispositions during 2001.

Transactions with the Company's parent company and other affiliates are disclosed in Note 9, Related Party Transactions, of the Notes to
Consolidated Financial Statements.

Income tax expense increased $908,200 (252.3%) in 2001 as compared with 2000 due primarily to the increase in pre-tax income.

The Company is considering acquisitions which would deplete the Company's available cash and thus affect the liquidity of the Company.

                                  TSI, INC.

                        AND CONSOLIDATED SUBSIDIARIES

                              FINANCIAL REPORT

                              DECEMBER 31, 2001





                                  CONTENTS




                                                              PAGE

AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . . . . . .  4


FINANCIAL STATEMENTS

    Balance Sheets as of December 31, 2001 and 2000. . . . .  5-6


    Statements of Income and Comprehensive Income
     for the Years Ended
     December 31, 2001 and 2000  . . . . . . . . . . . . . . .  7


    Statements of Stockholders' Equity
     for the Years Ended
     December 31, 2001 and 2000 . . . . . . . . . . . . . . . . 8


    Statements of Cash Flows for the Years Ended
     December 31, 2001 and 2000. . . . . . . . . . . . . . .  9-10


    Notes to Consolidated Financial Statements . . . . . . . 11-18


OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .  19

                         Report of Independent Auditors



To The Board of Directors
TSI, Inc.



    We have audited the accompanying consolidated balance sheets of TSI, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of income, retained earnings,and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSI, Inc. and consolidated subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





DWYER & KEITH, CPA's, P.C.

Great Falls, MT

June 7, 2002

                                  TSI, INC.

                       AND CONSOLIDATED SUBSIDIARIES

                               BALANCE SHEETS

                         DECEMBER 31, 2001 and 2000


                                                       1999            2000
ASSETS
Current Assets
  Cash (Note 2)                                  $  22,140,919  $  16,867,357
  Investment Securities (Note 3)                     2,215,222     1,536,755
  Trade Accounts Receivable, Less Allowance
     for Doubtful Accounts of $11,500
     in 2001 and $16,500 in 2000                        85,127         48,211
  Prepaid Income Taxes						      --		  453
  Prepaid Expenses		1,800		   --

          Total Current Assets                      24,443,068     18,452,776

Noncurrent Investments (Note 3)                        482,702      6,471,705

Other Assets                                             2,238          2,238

Investments In Property, Plant and
 Equipment, at Cost (Notes 1 and 8)
  Buildings                                          2,031,873      2,022,332
  Furniture, Fixtures and Equipment                    433,377        459,128

                                                     2,458,078      2,481,460
     Less Accumulated Depreciation                  (1,961,920)    (1,912,246)
                                                       496,158        569,214

  Title Plants                                         117,865        216,715
  Land                                                  80,453         80,453

     Net Property, Plant and Equipment                 694,476        866,382

                                                  $ 25,629,656   $ 25,793,101


                 See Notes to Consolidated Financial Statements.

                                   TSI, INC.

                        AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 and 2000


                                                        2001         2000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                               $     215,730  $     90,055
  Accrued Liabilities (Note 4)                         110,110       106,746
  Due to Parent Company (Note 9)                       103,718       427,118
  Income Taxes Payable (Notes 1, 3 and 5)			 267,747	     --
  Deferred Income Taxes (Notes 1, 3 and 5)              98,700       147,500

          Total Current Liabilities                    796,005       771,419

Provision for Estimated Title and
 Escrow Losses (Note 6)                                847,225       883,067

Minority Interests in Consolidated Subsidiaries        387,491       368,481

Deferred Income Taxes (Notes 1, 3 and 5)                86,100     1,215,000

Excess of Fair Value of Net Assets
  Acquired Over Cost (Note 1)                           23,975        32,195

                                                     1,345,241     2,498,743
Commitments (Note 7)

Stockholders' Equity
  Common Stock, $.05 Par Value,
   30,000,000 shares authorized,
   10,483,142 shares issued and outstanding            524,157       524,157
  Capital Surplus (Note 11)                         13,165,957    19,165,957
  Retained Earnings (Notes 10 and 11)                3,540,191       859,139
  Accumulated Other
    Comprehensive Income (Note 3)                      269,323     1,973,986
  Less: Cost of COmmon Shars in Treasury
    7,668 Shares in 2001 and 300 shares in 2000        (11,218)         (300)

      Total Stockholders' Equity                    23,488,410    25,522,939

                                                  $ 25,629,656  $ 23,793,101

                 See Notes to Consolidated Financial Statements.

                                  TSI, INC.

                         AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000


                                                          2001         2000
Revenues
  Title Insurance Premiums and Related Fees          $ 1,681,592  $ 1,347,465
  Interest                                               317,075      891,543
  Rent                                                   409,189      476,965
  Other                                                3,892,629      320,104

                                                       6,300,485    3,036,077

Operating Expenses
  Salaries and Other Personnel Costs                   1,391,712      938,191
  Depreciation                                            87,068      115,876
  Rent                                                    49,260       50,533
  Title and Escrow Losses                                  3,796        3,815
  Other General and Administrative Expenses              792,243      815,973

                                                       2,324,079    1,924,388

            Operating Income                           3,976,406    1,111,689

Minority Share of Consolidated Subsidiaries
 Net (Income)Loss                                        (27,154)       1,020

Income Before Income Taxes                             3,949,252    1,112,709

Income Taxes (Note 5)                                 (1,268,200)    (360,000)

     Net Income                                        2,611,080      752,709


Other Comprehensive Income (Loss),
   Net of Income Taxes:
   Unrealized Holding Gains (Losses):
   Gain (Loss) Arising During Year                       307,729      912,735
   Reclassification Adjustment                        (2,012,392)      10,848
           Other Comprehensive Income (Loss)          (1,704,663)     923,583

           Comprehensive Income (loss)              $    976,389  $ 1,676,292




                   See Notes to Consolidated Financial Statements.

                                     TSI, INC.

                           AND CONSOLIDATED SUBSIDIARIES

                         STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED DECEMBER 31, 1999 and 1998


                                                                        Accumulated
                                                                             Other
                               Common       Capital      Retained      Comprehensive   Treasury
                                Stock       Surplus      Earnings           Income       Stock    	 Total

Balances, January 1, 2000    $ 524,157   $16,165,957   $ 3,106,430      $ 1,050,403   $   --   	   $ 20,846,947


Recapitalization                           3,000,000    (3,000,000)                           		  -

Net Income                                                 752,709                          		  752,709

Purchase Treasury Stock											      (300)	           (300)

Change in Net Unrealized
  Holding Gains                                                             923,583       	        923,583

Balances, December 31, 2001    524,157    19,165,957       859,139        1,973,986       (300)      22,522,939

Net Income                                               2,681,052                          		2,681,052

Purchase Treasury Stock											   (10,918)         (10,918)

Change in Net Unrealized
  Holding Gains                                                          (1,704,663)         	     (1,704,663)

Balances, December 31, 2001  $ 524,157   $19,165,957  $  3,540,191      $   269,323  $ (11,218)    $ 23,488,410




                           See Notes to Consolidated Financial Statements.

                                  TSI, INC.

                       AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

                         INCREASE (DECREASE) IN CASH


                                                         2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash Received From Customers                        $ 2,062,142  $ 1,844,938
 Cash Paid to Suppliers and Employees                 (2,147,292)  (1,877,352)
 Interest and Dividends Received in Cash                 709,451    1,162,821
 Income Taxes Paid in Cash                            (1,000,000)    (359,850)

Net Cash Provided (Used) By Operating Activities        (375,699)     770,557

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash Proceeds From Redemptions
   of Property, Plant and Equipment                      280,000        4,990
 Cash Purchases of Minority Interests                       -            -
 Capital Expenditures Paid in Cash                       (37,923)     (45,002)
 Cash Received on Dispositions of
   Investments                                        10,610,276      137,056
 Cash Purchases of Current Investments                (4,868,774)    (155,604)

Net Cash Provided (Used) By Investing Activities       5,983,579      (58,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Cash Advances From (To) Parent Company             (323,400)     390,020
 Cash Purchases of Treasury Stock                        (10,918)        (300)

 Net Cash Provided (Used) By Financing Activities       (334,318)     389,720

     NET INCREASE IN CASH                              5,273,562    1,101,717

     CASH - BEGINNING OF YEAR                         16,867,357   15,765,640

     CASH - END OF YEAR                              $22,140,919  $16,867,357


                                    (Continued)

                                    TSI, INC.

                         AND CONSOLIDATED SUBSIDIARIES

                       STATEMENTS OF CASH FLOWS - Continued

                   FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000


                         RECONCILIATION OF NET INCOME TO
                    NET CASH PROVIDED BY OPERATING ACTIVITIES


                                                         2001        2000

Net Income                                         $ 2,681,051   $   752,709
Adjustments to Reconcile Net Income to Net Cash
 Provided By Operating Activities:
  Depreciation                                          87,068       115,876
  Provision for Doubtful Accounts Receivable            (5,000)          (785)
  Minority Share of Consolidated Subsidiaries Net
    Income (Loss)                                       27,154        (1,020)
  Amortization of Deferred Credit                       (8,220)       (8,220)
  Realized (Gains) on Dispositions
    of Investments                                  (3,485,433)      (40,606)

  Changes in Operating Assets and Liabilities
    (Increase)Decrease in Accounts Receivable          (31,916)       20,508
     Decrease in Prepaid Income Taxes			     453	      --
    (Increase) in Prepaid Expenses				  (1,800)		--
     Increase (Decrease) in Payables and
       Accrued Liabilities                              93,197       (67,905)
     Increase in Income Taxes Payable 			 267,747          --

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES   $  (375,699)   $   770,557





                 See Notes to Consolidated Financial Statements.

                                 TSI, INC.

                         AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Nature of Operations, Risks and Uncertainties

    The Company is engaged in the title insurance business within the state of Montana, in the title insurance agency business in Yellowstone, Rosebud and Cascade Counties, Montana and in the ownership and rental of properties located in Montana. The Company's primary business based on revenues is title insurance.

    The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Actual results could differ from those estimates.

    (b)  Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    (c)  Depreciation and Amortization

    Depreciation and amortization, computed using various methods are provided over the useful lives of the various classes of property, plant and equipment. Title plants and land are carried at cost and are not depreciated.

    (d)  Fiduciary Assets and Liabilities

    The assets and liabilities of the escrows administered by the Company are not included in the consolidated balance sheets.

    (e)  Title Insurance Income and Related Fees

    The Company follows the practice of recording title insurance premiums as income upon the issuance of the title insurance policy or the collection of payment for the title insurance preliminary commitment, whichever occurs first. All other fees and charges are recognized as income upon the rendering of services.

   (f) Policy of Cash Equivalents

    For purposes of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and money market accounts, all with original maturities of three months or less.

                                TSI, INC.

                     AND CONSOLIDATED SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Cintinued


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    (g)  Income Taxes

    The Company and its subsidiaries file consolidated income tax returns with the Company's parent company. Income taxes are allocated to the Company based upon the ratio of the Company's pre-tax income to total consolidated income. The Company follows the practice of recording deferred income taxes resulting from timing differences between financial reporting and income tax reporting. Investment tax credits, if any, are accounted for as a reduction of income tax expense in the years they are available for use under the flow-through method.

    (h)  Excess of Fair Value of Net Assets of Acquired Subsidiaries Over Cost

    The excess of fair value of the net assets of acquired subsidiaries over cost is amortized over a twenty year period using the straight-line method.

    (i) Retirement Plans

    The Company adopted an employees' savings plan under Section 401(k) of the Internal Revenue Code (the "Code") during 1998. The Company allows eligible employees to contribute the maximum percentage of their compensation allowed by the Code. The Company matches employee contributions in an amount equal to fifty percent of the first six percent of the employee's compensation up to a maximum of $1,080. Participants are at all times fully vested in their contributions and are gradually vested in the Company's contributions. The Company's 401(k) contributions and administrative costs were $8,332 and $9,506 for 2001 and 2000, respectively.

    (j) Reclassifications

    Certain reclassifications have been made to the prior year amounts to make them comparable to the 2001 presentation. These changes had no impact on previously reported results of operations or shareholders' equity. During 2000, $3,000,000 of retained earnings were capitalized as capital surplus. the capitalization had no effect on total stockholders equity.


2.  CASH BALANCES

The Company maintains accounts with various financial institutions and stock brokerage firms. Cash balances are insured up to $100,000 by either the Securities Investor Protection Corporation ("SIPC") or the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2001, cash balances totalling $19,524,863 were uninsured by either the SIPC or the FDIC.

                                 TSI, INC.

                       AND CONSOLIDATED SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


2.CASH BALANCES - Continued

The Board of Directors of the Company has approved the Company's participation with its subsidiaries and M Corp in the purchase of all, or substanctially all, the outstanding stocks of a bank, which if successfully accomplished would significantly affect the liquidity of the Company, the cash available to pay dividends and the cash available for other corporate purposes and acquisitions.

3.INVESTMENT SECURITIES AND OTHER INVESTMENTS

The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting For Investments in Certain Debt and Equity Securities" effective January 1, 1994. In accordance with SFAS No. 115, the Company has classified all of itscurrent and noncurrent investments, except for restricted investments, as available for sale. Following is a summary of the Company's investments, all of which consist of equity securities:


                                                         2001         2000
Current Assets:
Cost                                                 $ 1,973,013  $ 1,174,805
Gross Unrealized Holding Gains                           250,972      374,208
Gross Unrealized Holding Losses                           (8,763)     (12,258)

Fair Value                                           $ 2,215,222  $ 1,536,755


Noncurrent Assets:
Cost                                                 $   166,443  $ 3,385,128
Gross Unrealized Holding Gains                           211,259    2,981,577

Fair Value                                           $   377,702  $ 6,366,705


Realized gains and losses are determined on the basis of specific identification. During 2001 and 2000, sales proceeds and gross realized gains and losses were as follows:

                                                        2001         2000

Sales Proceeds                                      $10,610,276   $  137,057
Gross Realized Losses                               $ 3,319,653   $   68,585
Gross Realized Gains                                $    17,356   $   27,979

No other gains or losses, realized or unrealized, are included in the Company's statements of income for 2001 or 2000. Glacier Bancrop, Inc.
merged with WesterFed Financial Corportaion during the first quarter of 2001. Pursuant to the terms of the merger agreement the Company and its subsidiaries received approximately $6,530,400 in exchange for all of their holdings in

                                  TSI, INC.

                        AND CONSOLIDATED SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3. INVESTMENT SECURITIES AND OTHER INVESTMENTS - Continued

WesterFed Financial Corporation resuting in a net gain of approximately $2,859,500 after deducting a fee of 7 per cent of gross proceeds to Paul J. McCann, a member of the controlling shareholders group, who played an active part in connection therewith.

Stockholder's equity at December 31, 2001 has been increased by $269,323, the difference between the total net unrealized gain at December 31, 2001, and deferred income taxes and minority interests in the net unrealized gain.

Other noncurrent investments consist of certificates of deposit in the amount of $105,000 which are on deposit with the State of Montana Commissioner of Insurance and are restricted as to use by law.

4.  ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31,:

                                                         2001         2000

 Property Taxes                                      $   39,757    $  39,574
 Compensation                                            45,054       47,915
 Payroll Taxes                                             (212)         -
 Other                                                   25,511       19,257

                                                     $  110,110    $ 106,746


5.  INCOME TAXES

Income tax expense consists of the following:
                                                         2001         2000

 Federal                                             $1,167,000   $  310,000
 State                                                  164,000       50,000

                                                     $1,331,000   $  360,000

                                 TSI, INC.

                       AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5. INCOME TAXES - Continued

The income tax expense reflected in the financial statements differs from the amounts that would normally be expected by applying the U.S. Federal income tax rates to income before income taxes. The reasons for these differences are as follows:

                                                         2001         2000

Computed "Expected" Tax Expense                      $1,349,540   $  378,300
Purchase Accounting Adjustments                          (2,795)      (2,800)
Nontaxable Income							  (89,162)	    (5,400)
Minority Interest in Subsidiaries'
  Income (Loss)                                           9,232         (300)
Dividends Received Deduction                            (32,924)     (64,600)
Contributions							  (87,959)         --
State Income Taxes                                      174,950       40,600
Other                                                   (52,682)      14,200

                                                     $1,268,200   $  360,000

The Company and its wholly and eighty percent or more owned subsidiaries file consolidated income tax returns with the Company's parent company. The Company has established deferred income tax liabilities for net unrealized gains on investments in the current and noncurrent amounts of $98,700 and $86,100, respectively at December 31, 2001.


6.PROVISION FOR ESTIMATED TITLE AND ESCROW LOSSES

The Company's wholly-owned subsidiary, First Montana Title Insurance Company (FMTIC) issues title insurance policies in the State of Montana. The terms of policies issued are indefinite and premiums are not refundable. FMTIC is a party to various litigation and claims wherein, among other things, the insured generally claim defects in insured titles, unreported liens or improper practices. FMTIC is also required under many of its policies issued to provide defense for its insures in litigation founded upon alleged defects or other matters insured against by the policy. Such litigation and claims are normal occurrences within the title insurance industry. In accordance with generally accepted accounting practices, FMTIC has established a provision for estimated title and escrow losses which appears on the consolidated balance sheets under the same title. FMTIC has established the provision for estimated losses on (1) claims known to FMTIC and (2) claims unknown to FMTIC but incurred upon issuance of policies as well as for estimated external settlement expenses to be incurred. The provision has been reduced for estimated recoveries.

                               TSI, INC.

                     AND CONSOLIDATED SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.  COMMITMENTS

The Company and its subsidiaries are obligated under various lease agreements for office space expiring at various dates through 2002. Rental expense for office space for the years ended December 31, 2001 and 2000, was $46,554 and $46,104, respectively. Annual rental commitments for the ensuing calendar years are as follows: calendar year 2002 - $38,904 and calendar year 2003 - $38,904.

The Board of Directors of the Company has approved the Company's participation with its subsidiaries and M Corp in the purchase of all, or substantially all, the outstanding stocks of a bank, which if successfully accomplished would significantly affect the liquidity of the Company, the cash available to pay dividiends and the cash available for other corporate purposes and acquisitions.


8.  RENTAL PROPERTY

The Company is the lessor of property under operating leases expiring in calendar year 2002. The following is a summary of property leased or held for lease at December 31, 2001:


  Buildings                          $ 1,808,134
  Land                                    61,125

                                       1,869,259

  Less:  Accumulated Depreciation     (1,331,716)

                                     $   537,543


There are no minimum future rentals to be received on non-cancelable leases as of December 31, 2001. The consolidated statements of income do not contain any contingent rental income.


9. RELATED PARTY TRANSACTIONS

The Company maintains a non interest-bearing demand account with its parent company, M Corp. M Corp owns approximately 92% of the Company's outstanding stock. During the first quarter of 2001, a subsidiary of the Comapy loaned $200,000 to a corportion controlled by a relative of the controlling shareholder group. The loan was repaid in full soon after it was made during the first quarter of 2001. The company received $135,129 from Jefferson Management Company, a member of the controlling shareholders group.  S.M. McCann received $25,000 for legal services.
 The Company had transactions with its parent company or affiliates during 2001 and 2000, as follows:

                                  TSI, INC.

                        AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9. RELATED PARTY TRANSACTIONS - Continued
                                                        2001        2000

Was Charged For Managerial Assistance               $  (132,000)  $ (132,000)
Net Cash Transfers To                                 1,459,000	   102,890
Was Charged For Property Insurance                      (33,600)     (33,600)
Equipment Transferred To Parent
    At Book Value							    --	     4,990
Income Tax Allocation                                  (970,000)    (332,300)


10. DIVIDEND RESTRICTIONS

TSI, Inc., the parent company, depends in part upon cash dividends from its subsidiaries for the funding of its cash requirements. Dividends paid to TSI, Inc. by its subsidiary, First Montana Title Insurance Company (FMTIC) are restricted by statutes of the State of Montana. FMTIC is required to obtain regulatory approval before making any dividend distributions. At December 31, 2001, substantially all of consolidated retained earnings were subject to such restrictions. At December 31, 2001, FMTIC's statutory capital and surplus as regards policyholders amounted to $9,465,243.

The Board of Directors of the Company has approved the Company's participation with its subsidiaries and M Corp in the purchase of all, or substantially all, the outstanding stocks of a bank, which if successfully accomplished would significantly affect the liquidity of the Company, the cash available to pay dividiends and the cash available for other corporate purposes and acquisitions.

                                         TSI, INC.
					AND CONCOLIDATED SUBSIDIARIES
			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. INFORMATION ON SEGMENTS OF BUSINESS

The Company's operations are classified into three reportable segments that provide different products or services. The Company's reportable segments, the title insurance business, ownership and rental of properties and financial holding company are managed separately because of their differing operations, customers and requirements. The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit or loss before income taxes. Substantially all of the Company's business is conducted within the state of Montana.

                                 Sales To                Segment       Total Net                   Expenditures
                                  Outside   Interest    Operating        Segment    Depreciation    For Segment
                                 Concerns   Revenues      Profit          Assets       Expense         Assets

Year Ended December 31, 2001:

Financial Holding Company      $1,929,584  $   95,018   $1,791,631    $10,799,353    $   -        $       -

Title Insurance Operations      3,644,637     222,057    2,065,358     14,135,936      15,134           15,446

Rental Properties                 409,189        -         119,417        655,367      71,934           22,477

Consolidated                   $5,983,410  $  317,075   $3,976,406    $25,590,656    $ 87,068        $  37,923


Year Ended December 31, 2000:

Financial Holding Company      $  152,073  $  303,443   $  422,932    $10,278,219    $   -        $       -

Title Insurance Operations      1,515,496     588,100      610,160     14,839,077      32,353            6,900

Rental Properties                 476,965        -          78,597        675,805      83,523           38,102

Consolidated
$2,144,534  $  891,543   $1,111,689
$25,793,101    $115,876  $  45,002

                                   TSI, INC.

                         AND CONSOLIDATED SUBSIDIARIES



                            DIRECTORS AND OFFICERS



    NAME                     OCCUPATION

Paul J. McCann, Jr.          Attorney at Law, Investor
Director,                    Billings, Montana
President

Miriam A. Arneson            Investor
Director                     Billings, Montana


John R. Ross		     Manufacturers Representative
Director                     Billings, Montana




                            MARKET INFORMATION

    The company's common stock is listed on the OTC Bulletin Board under the symbol "TSIA". Accourding to Nasdaq.com and Pinks Sheets, LLC, the reange of high and low bid prices and the trading volume of the Company's common stock for each quarter during 2001 and 2000 were as indicated below accouringly. Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual trancsactions.

			2001				 2000
Quarter	High   Low   Volume      High   Low   Volume

 First	1.50   1.50   None	 4.00   1.50  5,000
 Second	1.50	 1.13	 1,000	 2.25   2.00   None
 Third	1.13	 1.00	   200	 2.25	  1.50    700
 Fourth	1.00	  .10   None       1.50   1.50  1,300

 No dividends were paid in 2001 or 2000.

There are approximately 3,161 holders of record of the Company's common stock.


    A copy of the Form 10-KSB Annual Report may be obtained upon written request to the Company.



                                 TSI, INC.
                               P.O. Box 2249
                          110 Second Street South
                        Great Falls, MT  59403-2249

                                 TSI, INC.

                                EXHIBIT #22

                               SUBSIDIARIES

                                                                  Percentage
                                                                    Voting
                                                                  Securities
                               State of                            Owned By
Name of Company                Organization                       Registrant

UAC, Inc.                       Delaware                              87.2

TSI Business Systems, Inc.      Montana                              100.0

TSI Leasing, Inc.               Montana                              100.0

First Mortgage Investors, Inc.  North Dakota                          (1)

Personnel Services Company
(Formally First Montana
 Title Company of Great Falls)
                                Montana                               (2)

First Montana Title Insurance
 Company                        Montana                              100.0

First Montana Title Company
 of Billings                    Montana                               (3)

First Montana Title Company
 of Cut Bank  (Inactive)        Montana                               (3)

First Montana Title Company
 of Forsyth                     Montana                               (3)

Consulting Associates, Inc.     Montana                               (2)

Merritt Properties, Inc.        Montana                               (3)

Miramar, Inc.                   Montana                              100.0

(1) Owned  70% by UAC, Inc.
(2) Owned 100% by UAC, Inc.
(3) Owned 100% by First Montana Title Insurance Company