Form 10QSB
period 2002-03-31
TSI INC /MT/
filed 2002-09-27
CIK 99506

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen,

We are transmitting herewith Form 10-QSB for the quarter ended March 31, 2002 for TSI, Inc.


                                TSI, Inc.



                                s/Lori Olson
                                  Lori Olson,
                                  Accountant

                 	U.S. Securities and Exchange Commission
                        	Washington, D.C.  20549

                               	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended         March 31, 2002


[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                   to

       Commission file number               0-2054

                                TSI, INC.
   (Exact name of small business issuer as specified in its charter)


           Montana                               81-0267738
(State or other jurisdiction of       (IRS Employer Identification No.)
incorporation or organization)


            128 Second Street South, Great Falls, Montana   59401
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

        Class                                Outstanding at March 31, 2002
$.05 Par Value Common Stock                        10,474,010 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                              	TSI, INC.

                               	INDEX


                            	MARCH 31, 2002
                                                             Page Number
PART I

Condensed Consolidated Financial Statements:

  Balance Sheet
    March 31, 2002                                                  2

  Statements of Income and Comprehensive Income -
    Three Months Ended March 31, 2002 and 2001       3

  Statements of Cash Flows -
    Three Months Ended March 31, 2002 and 2001                        4

  Notes to Consolidated Financial Statements		                     5

Management's Discussion and Analysis of the
  Statements of Income		                                           6


PART II

  Other Information		                                              7

  Signatures		                                                     8

  Certification								9-10

                                TSI, INC.

                       CONSOLIDATED	BALANCE SHEET

                          	AS OF MARCH 31, 2002

   ASSETS

Current Assets
   Cash                                                      $  22,725,595
   Marketable Securities, at Fair Value                          1,969,919
   Receivables - Net                                                71,817
   Prepaid Expenses						     1,800

            Total Current Assets                                24,769,131

Other Assets
   Noncurrent Investments, at Fair Value                           508,970
   Other Assets                                                      2,238

Property, Plant and Equipment, Net	                           687,173

                        TOTAL ASSETS	                     $  25,967,512


   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Liabilities                   $     386,318
  Income Taxes Payable                                             211,738
  Deferred Income Taxes	                                           118,600
  Due to Parent Company                                            254,868

Total Current Liabilities                                          971,524


Provison For Estimated Title and Escrow Losses	                    838,133
Minority Interests	                                            390,300
Excess of Fair Value of Net Assets Acquired Over Cost	             21,920
Deferred Income Taxes	                                             97,600

Stockholders' Equity

  Common Stock - $.05 Par Value,
   30,000,000 shares authorized,
   10,483,142 shares issued                                         524,157
  Additional Paid-In Capital	                                 13,165,957
  Retained Earnings	                                          3,658,287
  Accumulated Other Comprehensive Income                            312,793
  Treasury Stock, at Cost                                           (13,159)

             Total Stockholders' Equity	                         23,648,035

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	               $ 25,967,512


                	See Notes to Consolidated Financial Statements

                                  	TSI, INC.

                           	STATEMENTS OF INCOME

                          For The Three Months
                                 Ended
                                March 31,
                            2002         2001

Operating Revenues      $  556,982   $3,578,692

Operating Expenses
   Salaries and Payroll
     Costs                 206,348      211,067
   Depreciation             20,898       21,462
   Other Expenses          155,783      196,069

   Total Expenses          383,029      428,598

                           173,953    3,150,094


Amortization of
 Deferred Credit             2,055        2,055

Minority Portion of
 (Income)                   (2,213)      (9,078)

                           173,795    3,413,071

Income Tax Expense         (55,700)  (1,275,000)

    Net Income             118,095    1,868,071

Other Comprehensive Income (Loss)
 Increase (Decrease) in
 Unrealized Holding Gains,
 Net of Income Taxes        43,470   (1,838,478)

Comprehensive Income    $  161,565    $  29,593




                 See Notes to Consolidated Financial Statements

                                 	TSI, INC.

                    CONSOLIDATED	STATEMENTS OF CASH FLOWS




                                                   For The Three Months Ended
                                                          March 31,

                                                    2002              2001
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By
 Operating Activities                           $  129,703       $   333,117

     CASH FLOWS FROM INVESTING ACTIVITIES

Cash Purchases of Furniture and Equipment             -               (4,276)

Cash Used for Purchases of Marketable
   Securities Available For Sale                  (339,828)       (2,372,957)

Cash Received Upon Dispositions of Marketable
   Securities Available For Sale                   645,592         6,543,446

Net Cash (Used)
   By Investing Activities                         305,764        4,166,213

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Treasury Stock                    (1,941)           (5,863)

Cash Provided From Parent Company                  151,150             3,400

Net Cash Provided By
 Financing Activities                              149,209            (2,463)

NET INCREASE IN CASH                               584,676         4,496,867

CASH - BEGINNING OF PERIOD                      22,140,919        16,867,357

CASH - END OF PERIOD                           $22,725,595       $21,364,224


               	See Notes to Consolidated Financial Statements

                                 TSI, INC.

                  	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              	MARCH 31, 2002



In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of March 31, 2002 and the results of the Company's operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31,
2002 and 2001.

The results of operations for the three months ended March 31, 2002 and 2001 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

M Corp owns approximately 92% of the Company's issued and outstanding common stock.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) effective January 1, 1994. In accordance with SFAS No. 115 the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at March 31, 2002. The net unrealized holding gain at March 31, 2002, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at March 31, 2002 in accordance with the provisions of Financial Accounting Standards No. 130.

Slaes to outside concerns, interest revenues and segemnt operating profit for the Company's reportable segements were as follows for the period ended March 31, 2002:

                                 Sales to                Segment
                                 Outside     Interest       Operating
                                 Concerns    Revenues       Profit

Financial Holding Company       $  30,208         $  10,888      $   23,808
Title Insurance Operations        394,979            21,111         114,618
Rental Properties                 101,851              -             37,582

Consolidated                    $ 527,038         $  31,999      $  176,008

                              	TSI, INC.

                 	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                        OF THE INCOME STATEMENT

                            	MARCH 31, 2002



A summary of the period to period changes in items included in the statements of income is shown below.


                                          COMPARISON
                                             OF
                                       THREE MONTHS
                                           ENDED
                                          MARCH 31,
                                       2002 AND 2001
                                 INCREASES  (DECREASES)

Revenues                          $ (3,021,710)  (84.4%)

Expenses                               (45,569)  (10.6%)

Net Income                          (1,749,975)  (93.7%)


   Revenues decreased $3,021,710 in the first quarter of 2002 as compared with the first quarter of 2001 due primarily to a decrease in the security sales ($2,872,963). Other factors include: decrease in rent of $14,035 (12.1%), a decrease in interest and dividends of $158,078 (65.0%), increase in title revenue of $44,451 (13.8%), and a decrease in other revenues of $21,084 (83.1%). Operating expenses decreased $45,569 in the first quarter of 2002 as compared with the first quarter of 2001 due to the decrease in salaries of $4,718 (2.2%) and depreciation of $565 (2.6%). The provision for income tax expense decreased by $1,219,300 (94.7%) in the first quarter of 2002 as compared with the first quarter of 2001 due primarily to the substantial decrease in pretax income.

                                 	TSI, INC.

                                  	PART II

                            	OTHER INFORMATION


                              	MARCH 31, 2002


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





                            	 TSI, INC.
	                            Registrant


Date:  September 27, 2002              s/D. Mellinger
                                         D. Mellinger,
                                         Assistant Secretary-Treasurer


Date:  September 27, 2002              s/Lori Olson
                                         Lori Olson,
                                         Accountant

 	CERTIFICATION


I, Paul J. McCann, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of TSI, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circomstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial inforamtion included in quarterly annual report, fairly present in all material respects the financial condition, results of operations and cash flows of TSI, Inc. as of, and for, the periods presented in this annual report.

4. TSI, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Eschange Act Rules 13a-14 and 15d-14) for TSI, Inc. We have:

    a. designed such disclosure controls and procedures to ensure that material information relating to TSI, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

    b. evaluated the effectiveness TSI, Inc. disclosure controls and prodecures as of a date with 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. TSI, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to TSI, Inc. auditors and the audit committee of TSI, Inc. board of directors
    (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect TSI, Inc.'s ability to record, process, summarize and report financial data, and I have identified for Diversified Realty, Inc.'s auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in TSI, Inc.'s internal control; and

6. TSI, Inc.'s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: September 27, 2002             s/Paul J. McCann
                                           Paul J. McCann

                         CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Diversified Realty, In. on Form 10-QSB for the period ending March 31, 2002 as filed with the Securites and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Representative of Diversified Realty, Inc., certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-
Oxley Act of 2002, that:

1. The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Diversified Realty, Inc.

Date: September 27, 2002                s/Paul J. McCann
                                          Paul J. McCann,
                                          Representative