Form 10QSB
period 2002-06-30
TSI INC /MT/
filed 2002-10-07
CIK 99506

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen,

We are transmitting herewith Form 10-QSB for the quarter ended June 30, 2002 for TSI, Inc.


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

       For the quarterly period ended         June 30, 2002


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

        Class                                Outstanding at June 30, 2002
$.05 Par Value Common Stock                        10,473,610 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                              	TSI, INC.

                               	INDEX


                            	JUNE 30, 2002
                                                             Page Number
PART I

Condensed Consolidated Financial Statements:

  Balance Sheet
    June 30, 2002                                                  2

  Statements of Income and Comprehensive Income -
    Six Months and Three Months Ended June 30, 2002 and 2001       3

  Statements of Cash Flows -
    Six Months Ended June 30, 2002 and 2001                        4

  Notes to Consolidated Financial Statements		                     5

Management's Discussion and Analysis of the
  Statements of Income		                                           6


PART II

  Other Information		                                              7

  Signatures		                                                     8

  Certification                                                    9-10

                                TSI, INC.

                       CONSOLIDATED	BALANCE SHEET

                          	AS OF JUNE 30, 2002

   ASSETS

Current Assets
   Cash                                                      $  22,826,733
   Marketable Securities, at Fair Value                          1,660,195
   Receivables - Net                                               111,232

            Total Current Assets                                24,598,160

Other Assets
   Noncurrent Investments, at Fair Value                           608,470
   Other Assets                                                      2,238

Property, Plant and Equipment, Net	                           692,598

                        TOTAL ASSETS	                     $  25,901,466


   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Liabilities                   $     318,045
  Income Taxes Payable                                              98,588
  Deferred Income Taxes	                                            72,600
  Due to Parent Company                                            272,319

Total Current Liabilities                                          761,552


Provison For Estimated Title and Escrow Losses	                    829,041
Minority Interests	                                            391,090
Excess of Fair Value of Net Assets Acquired Over Cost	             19,865
Deferred Income Taxes	                                            137,400

Stockholders' Equity

  Common Stock - $.05 Par Value,
   30,000,000 shares authorized,
   10,483,142 shares issued                                         524,157
  Additional Paid-In Capital	                                 19,165,957
  Retained Earnings	                                          3,779,905
  Accumulated Other Comprehensive Income                            306,383
  Treasury Stock, at Cost                                           (13,884)

             Total Stockholders' Equity	                         23,762,518

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	               $ 25,901,466


                	See Notes to Consolidated Financial Statements

                                  	TSI, INC.

                           	STATEMENTS OF INCOME

                          For The Three Months        For The Six Months
                                 Ended                      Ended
                                June 30,                   June 30,
                            2002         2001           2002         2001

Operating Revenues      $  554,053   $  763,509     $1,111,035   $4,342,201

Operating Expenses
   Salaries and Payroll
     Costs                 148,115      264,211        354,463      475,277
   Depreciation             13,103       21,463         34,001      42,925
   Other Expenses          224,410      230,336        380,192      426,405

   Total Expenses          385,628      516,010        768,656      944,607

                           168,425      247,499        342,379    3,397,594


Amortization of
 Deferred Credit             2,055        2,055          4,110        4,110

Minority Portion of
 (Income)                   (1,563)       (284)        (3,775)      (9,362)

                           168,917     249,270        342,714    3,392,342

Income Tax Expense         (47,300)    (80,000)      (103,000)  (1,355,000)

    Net Income             121,617     169,270       239,714    2,037,342

Other Comprehensive Income (Loss)
 Increase (Decrease) in
 Unrealized Holding Gains,
 Net of Income Taxes        (6,409)     39,922        37,060  (1,798,556)

Comprehensive Income    $  115,208    $209,192    $  276,774   $  238,786




                 See Notes to Consolidated Financial Statements

                                 	TSI, INC.

                    CONSOLIDATED	STATEMENTS OF CASH FLOWS




                                                   For The Six Months Ended
                                                          June 30,

                                                    2002              2001
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash From Operations                        $  214,264       $   510,471

Income Taxes Paid                                 (147,150)             -

Net Cash Provided By
 Operating Activities                           $   67,114       $   510,471

     CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures Paid In Cash                  (22,033)             -

Cash Received on Sales and Redemptions
   of Property and Equipment                          -               (4,276)

Cash Used for Purchases of Marketable
   Securities Available For Sale                  (353,343)       (3,091,061)

Cash Received Upon Dispositions of Marketable
   Securities Available For Sale                   845,592         6,530,426

Net Cash (Used)
   By Investing Activities                         470,216         2,982,827

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Provided From Parent Company                  151,150         (955,200)

Cash Purchases of Treasury Stock                    (2,666)          (5,863)

Net Cash Provided By
 Financing Activities                              148,484         (961,063)

NET INCREASE IN CASH                               685,814        2,532,235

CASH - BEGINNING OF PERIOD                      22,140,919        16,867,357

CASH - END OF PERIOD                           $22,826,733       $19,399,592


               	See Notes to Consolidated Financial Statements

                                 TSI, INC.

                  	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              	June 30, 2002



In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 2002 and the results of the Company's operations for the three months and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001.

The results of operations for the three months and six months ended June 30, 2002 and 2001 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

M Corp owns approximately 92% of the Company's issued and outstanding common stock.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) effective January 1, 1994. In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at June 30, 2002. The net unrealized holding gains at June 30, 2002, net of the estimated
income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at June 30, 2002 in accordance with the provisions of Financial Accounting Standards N0. 130.

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the quarter ended June 30, 2002:

                               Sales to                       Segment
                               Outside         Interest       Operating
                               Concerns        Revenues       Profit

Financial Holding Company       $  28,601         $   3,811      $  (16,608)
Title Insurance Operations        413,315            19,576         164,869
Rental Properties                  88,750              -             20,164

Consolidated                    $ 530,666         $  23,387      $  168,425

                              	TSI, INC.

                 	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                        OF THE INCOME STATEMENT

                            	JUNE 30, 2002



A summary of the period to period changes in items included in the statements of income is shown below.


                                          COMPARISON           OF

                                       THREE MONTHS          SIX MONTHS
                                           ENDED                ENDED
                                          JUNE 30,             JUNE 30,
                                       2002 AND 2001        2002 AND 2001
                                        INCREASES            (DECREASES)

Revenues                          $ (209,456)  (27.4%)  $(3,231,166)  (74.4%)

Expenses                            (130,382)  (25.3%)     (175,951)  (18.6%)

Net Income                           (47,653)  (28.2%)   (1,797,628)  (88.2%)


   Revenues decreased $3,231,166 for the first six months of 2002 ($209,456 for the second quarter of 2002) as compared to this time frame in 2001.
This decrease is primarily due to a decrease n the security sales($2,872,823). The majority of the decrease in security sales revenue came from the sale of WesterFed. A commission fee of seven percent of gross proceeds from the sales of WesterFed stock, in connection with a merger of WesterFed, was paid to Paul J. McCann, a member of the controlling shareholders group, who played an acitve part in conneciton therewith. Other factors for the change in revenues include: decrease in rent of $26,799 (12.3%), decrease in interest and dividend revenues of $271,047 (63.2%), and a decrease in title revenues of $39,323 (4.9%). Operating expenses decreased $175,951 in the first six months of 2002 ($130,382 in the second quarter) as compared to this time frame in 2001. This is due to the decrease in depreciation of $8,924 (20.8%) and a decrease in payroll of $120,814 (25.4%). The provision for income tax expense decreased by $1,282,000 (918.8%) in the first six montsh of 2002 ($32,700 in the second quarter of 2002) as compared to this time frame in 2001. This change was primarily due to the substantial decrease in income from the security sales.

                                 	TSI, INC.

                                  	PART II

                            	OTHER INFORMATION


                              	JUNE 30, 2002


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





                            	 TSI, INC.
	                            Registrant


Date:  October 4, 2002              s/D. Mellinger
                                         D. Mellinger,
                                         Assistant Secretary-Treasurer


Date:  October 4, 2002              s/Lori Olson
                                         Lori Olson,
                                         Accountant

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

5. TSI, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to TSI, Inc. auditors and the audit committee of TSI, Inc. board of directors
    (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect TSI, Inc.'s ability to record, process, summarize and report financial data, and I have identified for TSI, Inc.'s auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in TSI, Inc.'s internal control; and

6. TSI, Inc.'s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Based on my knowledge all of the above is true and correct.

    Date: October 4, 2002             s/Paul J. McCann
                                           Paul J. McCann

                         CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TSI, Inc. on Form
10-QSB for the period ending June 30, 2002 as filed with the Securites and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Representative of Diversified Realty, Inc., certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-
Oxley Act of 2002, that:

1. The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Diversified Realty, Inc.

Date: October 4, 2002                s/Paul J. McCann
                                          Paul J. McCann,
                                          Representative