Form 10QSB
period 2002-09-30
TSI INC /MT/
filed 2002-11-18
CIK 99506

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen,

We are transmitting herewith Form 10-QSB for the quarter ended September30, 2002 for TSI, Inc.


                                TSI, Inc.



                                s/Dawn Mellinger
                                  Dawn Mellinger
                                  Accountant

                 	U.S. Securities and Exchange Commission
                        	Washington, D.C.  20549

                               	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended      September 30, 2002


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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes X        No

                     	APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Class                                Outstanding at June 30, 2002
$.05 Par Value Common Stock                        10,471,844 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                              	TSI, INC.

                               	INDEX


                            	JUNE 30, 2002
                                                             Page Number
PART I

Condensed Consolidated Financial Statements:

  Balance Sheet
  September 30, 2002                                                  2

  Statements of Income and Comprehensive Income -
    Nine Months and Three Months Ended September 30, 2002 and 2001    3

  Statements of Cash Flows -
    Nine Months Ended September 30, 2002 and 2001                     4

  Notes to Consolidated Financial Statements	                      5

Management's Discussion and Analysis of the
  Statements of Income		                                      6


PART II

  Other Information		                                      7

  Signatures		                                              8

  Certification                                                    9-10

                                TSI, INC.

                       CONSOLIDATED	BALANCE SHEET

                          	AS OF SEPTEMBER 30, 2002

   ASSETS

Current Assets
   Cash                                                      $  23,156,750
   Marketable Securities, at Fair Value                          1,238,550
   Receivables - Net                                               123,887
   Deferred Taxes, Current       18,800
            Total Current Assets                                24,537,987

Other Assets
   Noncurrent Investments, at Fair Value                           580,809
   Other Assets                                                      2,238

Property, Plant and Equipment, Net	                           692,433

                        TOTAL ASSETS	                     $  25,813,467


   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Liabilities                   $     444,791
  Income Taxes Payable                                              83,605
  Due to Parent Company                                            299,577

Total Current Liabilities                                          827,973


Provison For Estimated Title and Escrow Losses	                    819,949
Minority Interests	                                            390,041
Excess of Fair Value of Net Assets Acquired Over Cost	             17,810
Deferred Income Taxes	                                            126,100

Total Liabilities                                                 2,181,873

Stockholders' Equity

  Common Stock - $.05 Par Value,
   30,000,000 shares authorized,
   10,483,142 shares issued                                         524,157
  Additional Paid-In Capital	                                 19,165,957
  Retained Earnings	                                          3,801,720
  Accumulated Other Comprehensive Income                            157,176
  Treasury Stock, at Cost                                           (17,416)

             Total Stockholders' Equity	                         23,631,594

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	               $ 25,813,467


                	See Notes to Consolidated Financial Statements

                                  	TSI, INC.

                           	STATEMENTS OF INCOME

                          For The Three Months        For The Nine Months
                                 Ended                      Ended
                             September 30,                September 30,
                            2002         2001           2002         2001

Operating Revenues      $  601,918  $  705,665     $ 1,712,953   $5,047,865

Operating Expenses
   Salaries and Payroll
     Costs                 358,184      225,340        712,647      700,617
   Depreciation             19,746       21,463         53,747       64,388
   Other Expenses          220,231      189,541        600,423      615,946

   Total Expenses          598,161      436,344      1,366,817    1,380,951

                             3,757      269,321        346,136    3,666,914


Amortization of
 Deferred Credit             2,055        2,055          6,165        6,165

Minority Portion of
 (Income)                      901      (1,779)        (2,874)     (11,141)

                             6,713      269,597        349,427    3,661,938

Income Tax Expense          15,700       95,000       (87,900)  (1,450,000)

    Net Income              22,413      364,597        261,527    2,211,938

Other Comprehensive Income (Loss)
 Increase (Decrease) in
 Unrealized Holding Gains,
 Net of Income Taxes     (149,207)    (122,182)      (112,147)  (1,920,739)

Comprehensive Income    $(126,794)     $242,415    $  149,380   $  291,199




                 See Notes to Consolidated Financial Statements

                                 	TSI, INC.

                    CONSOLIDATED	STATEMENTS OF CASH FLOWS




                                                 For The Nine Months Ended
                                                        September 30,

                                                    2002              2001
     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash From Operations                        $  719,397       $   743,451

Income Taxes Paid                                 (147,150)             -

Net Cash Provided By
 Operating Activities                           $  572,247       $   743,451

     CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures Paid In Cash                  (42,733)             -

Cash Received on Sales and Redemptions
   of Property and Equipment                          -               (4,276)

Cash Used for Purchases of Marketable
   Securities Available For Sale                  (361,962)       (4,032,968)

Cash Received Upon Dispositions of Marketable
   Securities Available For Sale                  1,050,336         8,390,426

Cash Paid to Jefferson Management Company
   (in error, which was later returned)		      -		    (452,262)

Net Cash Provided
Investing Activities                         645,641         3,900,920

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Provided From (To) Parent Company           (195,859)         (923,800)

Cash Purchases of Treasury Stock                   (6,198)          (9,388)

Net Cash Provided (Used) By
Financing Activities                            (202,057)         (933,188)

NET INCREASE IN CASH                             1,015,831         3,711,183

CASH - BEGINNING OF PERIOD                      22,140,919        16,867,357

CASH - END OF PERIOD                           $23,156,750       $20,578,540


               	See Notes to Consolidated Financial Statements

                                 TSI, INC.

                  	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              	September 30, 2002



In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 2002 and the results of the Company's operations for the three months and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001.

The results of operations for the three months and nine months ended September 30, 2002 and 2001 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

M Corp owns approximately 92% of the Company's issued and outstanding common stock.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) effective January 1, 1994. In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at September 30, 2002. The net unrealized holding gains at September 30, 2002, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at September 30, 2002 in accordance with the provisions of Financial Accounting Standards N0. 130.

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the quarter ended September 30, 2002:

                               Sales to                       Segment
                               Outside         Interest       Operating
                               Concerns        Revenues       Profit

Financial Holding Company       $  17,725       $ 10,079      $ (95,787)
Title Insurance Operations        462,071         17,576        142,136
Rental Properties                  94,467              -        (42,592)

Consolidated                    $ 574,263      $  27,655      $   3,757

                              	TSI, INC.

                 	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                        OF THE INCOME STATEMENT

                            	SEPTEMBER 30, 2002



A summary of the period to period changes in items included in the statements of income is shown below.


                                          COMPARISON           OF

                                       THREE MONTHS          NINE MONTHS
                                           ENDED                ENDED
                                        SEPTEMBER 30,         SEPTEMBER 30,
                                       2002 AND 2001        2002 AND 2001
                                        INCREASES            (DECREASES)

Revenues                          $ (103,746)  (14.7%)  $(3,334,911)  (66.1%)

Expenses                              161,817   37.1%       (14,134)   (1.0%)

Net Income                          (342,483)  (93.9%)   (1,950,410)  (88.2%)


   Revenues decreased $3,334,911 for the first nine months of 2002 ($103,746 decrease for the third quarter of 2002) as compared to this time frame in 2001. This decrease is primarily due to a decrease n the security sales($2,881,718). The majority of the decrease in security sales revenue came from the sale of WesterFed. A commission fee of seven percent of gross proceeds from the sales of WesterFed stock, in connection with a merger of WesterFed, was paid to Paul J. McCann, a member of the controlling shareholders group, who played an acitve part in connection therewith. Other factors for the change in revenues include: decrease in interest and dividend income of
 $337,725(59.6%),
decrease in rent of $27,914 (8.9%), and a decrease in title revenues of
$64,700
(5.1%).  Operating expenses decreased $14,133 in the first nine months of
 2002
(1%) in the third quarter of 2002 , compared to this time frame in 2001.
This is
due mainly to the decrease in depreciation of $10,641 (16.5%) and a reduction in other expenses of $15,523 (3%). The provision for income tax expense decreased by
$1,362,100 (93.9%) in the first nine months of 2002 as compared to this time frame
in 2001. This change was primarily due to the substantial decrease in income from security sales.

                                 	TSI, INC.

                                  	PART II

                            	OTHER INFORMATION


                              	SEPTEMBER 30, 2002


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





                            	 TSI, INC.
	                            Registrant


Date:  November 15, 2002              s/Lori Olson
                                         Lori Olson,
                                         Assistant Secretary-Treasurer


Date:  November 15, 2002              s/Dawn Mellinger
                                         Dawn Mellinger,
                                         Accountant

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

    Date: November 15, 2002             s/Paul J. McCann
                                           Paul J. McCann

                         CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TSI, Inc. on Form
10-QSB for the period ending September 30, 2002 as filed with the Securites and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Representative of Diversified Realty, Inc., certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-
Oxley Act of 2002, that:

1. The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Diversified Realty, Inc.

Date: November 15, 2002                s/Paul J. McCann
                                          Paul J. McCann,
                                          Representative