Form 10KSB
period 2002-12-31
TSI INC /MT/
filed 2003-07-15
CIK 99506

U.S. Securities and Exchange Commission
Washington, D.C.    20549


Gentlemen,

    We are transmitting herewith Form 10-KSB for the year ended December 31, 2002 for TSI, Inc.


                                TSI, Inc.


                              s/D. Mellinger
                                D. Mellinger
                               Accountant

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                             FORM 10-KSB
(Mark One)
XX  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year $2,452,563.


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of February 28, 2003, 765,904 shares held by nonaffiliates were outstanding. The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of February 28, 2003 was approximately $76,590 based pon the aaverage bid price as reported by Nasdaq.com.


                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
10,468,976 shares $.05 par value common stock are outstanding as of February 28, 2003.

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

    Annual Report to Shareholders for            Part I,   Items 1 and 2
    the year ended December 31, 2002.            Part II,  Items 5, 6 and 7
                                                 Part III, Item 12
                                                 Part IV,  Item 13

Transitional Small Business Disclosure Format (check one):  Yes   ; No X

                              TSI, INC.

                               PART I


ITEM 1.  DESCRIPTION OF BUSINESS AND
ITEM 2.  DESCRIPTION OF PROPERTY

A description of the Company's business and property ownership is set forth on Page 1 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2002, which description is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings presently pending by or against TSI, Inc., are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company and its subsidiaries taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                TSI, INC.

                                 PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS;
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7.  FINANCIAL STATEMENTS


Items 5, 6 and 7 are set forth on Page 18, Pages 1 and 2 and Pages 3 to 17, respectively, of Exhibit 13, TSI, Inc. Annual Report to Shareholders for the year ended December 31, 2002, which report is incorporated herein by reference.

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

                              TSI, INC.

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

The following are the directors and executive officers of the Company. All directors and officers serve as such until the 2003 annual meeting of shareholders or until their successors are elected and qualify.

NAME, AGE, AND YEAR ELECTED DIRECTOR             POSITION

Paul J. McCann, Jr.,       48, 1995              Director,
                                                 President

John Ross,                 49, 2000              Director

Miriam A. Arneson,         47, 1998              Director



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

                                III-1
                                  3.

                              TSI, INC.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table shows the cash compensation paid by the Company and its consolidated subsidiaries to the Company's President and Chief Executive Officer for 2002, 2001 and 2000.

                     Summary Compensation Table
Name and                    Calendar                  Total Cash
Principal Position            Year                   Compensation

Paul J. McCann, Jr.           2002                      $ 0
 President, Director          2001                      $ 0
                              2000                      $ 0
Paul J. McCann			2002				  $198,000
					2001				  $436,862
					2000				  $ 0

The Company has no pension plan, no stock option or stock appreciation rights plans and no long-term incentive plans and there was no other material compensation paid during the year ended December 31, 2002. The Company has not adopted a formal plan for the compensation of directors. During 2002 the Company and its consolidated subsidiaries paid a total of $13,750 to directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on February 28, 2003.


                                       Amount and Nature
 Title of     Name and Address of        of Beneficial    Percent
  Class        Beneficial Owner            Ownership      of Class

$.05 Par      M Corp                     9,694,877 (1)    92.6%
Value Common  110 Second Street South    Direct
Stock         Great Falls, Montana


     (1) At February 28, 2003, members of the Anne Marie and Paul J. McCann family, including Paul J. McCann, Jr. and Miriam A.
         Arneson, children of Anne Marie and Paul J. McCann, indirectly controlled a majority of the outstanding stock of M Corp.
         Members of the Anne Marie and Paul J. McCann family own directly a total of 4,745 shares of the Company's outstanding stock. Neither
	   Paul J. McCann or Anne Marie McCann own any shares of stock in TSI, Inc. Anne Marie McCann and Paul J. McCann disclaim beneficial ownership in any stock of TSI, Inc.

                                    III-2
                                      4.

                                  TSI, INC.




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Continued

(b) Security Ownership of Management

The following table sets forth as of February 28, 2003, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:

                              Amount and Nature
Name of Beneficial Owner    of Beneficial Ownership   Percent

Paul J. McCann, Jr.           None (1)                  --

John R. Ross                  None (1)			  --

Miriam A. Arneson             None (1)                  --

All Directors and Officers    None (1)                  --
 as a Group

(1)  See Note (1) item 11(a) on preceding page.


(c) Changes In Control

The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with the Company's parent company, its subsidiaries and other related parties are disclosed in Note 9 of the notes to consolidated financial statements in the Annual Report to Shareholders for the year ended December 31, 2002, which note is incorporated herein by reference.




                                    III-3

                                 TSI, INC.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         No. 13 - TSI, Inc. Annual Report to Shareholders for the year ended December 31, 2002.

         No. 22 - Subsidiaries.

         No. 27 - Financial Data Schedule.

(b)      Reports on Form 8-K

         No current reports on Form 8-K were filed by the Company during the three months ended December 31, 2002.

                                    TSI, INC.

                                    SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     TSI, INC.




Date:  April 14, 2003              By:  s/Paul J. McCann, Jr.
                                         Paul J. McCann, Jr.,
                                         President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2003.



     President		               s/Paul J. McCann, Jr.
                                         Paul J. McCann, Jr.


     Director                          s/Miriam A. Arneson
                                         Miriam A. Arneson


     Principal Accountant              s/D. Mellinger
                                         D. Mellinger

                               TSI, INC.


                             ANNUAL REPORT


                                 2002

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Title insurance premiums and related fees decreased $451,933 (26.9%) in 2002 as compared with 2001 due to the sale of the Great Falls title operation in 2001.

                                TSI, INC.

                      AND CONSOLIDATED SUBSIDIARIES

                              ANNUAL REPORT


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - Continued


Interest revenues decreased $93,607 (29.5%) in 2002 as compared with 2001 due primarily to a decrease in interest-bearing deposits and a decrease in interest rates earned on such deposits.

Rent revenues decreased $12,914 (3.2%) in 2002 as compared with 2001 due primarily to an increase in vacancies.

Other income decreased $3,289,468 (84.5%) in 2002 as compared with 2001. During 2001 the Company recognized net gains on the disposition of investments in the total amount of $3,302,297 whereas 2002 dispositions of such resulted in a gain of only $6,357. The decrease in gains recognized on the disposition of investments in 2002 was the primary reason for the decrease in other income in 2002 as compared with 2001.

Salaries and other personnel costs decreased $427,235 (30.7%) in 2002 as compared with 2001 due primarily to a decrease in compensation paid to to personnel.

The provision for depreciation decreased $9,219 (10.6%) in 2002 as compared to 2001.

Transactions with the Company's parent company and other affiliates are disclosed in Note 9, Related Party Transactions, of the Notes to
Consolidated Financial Statements.

Income tax expense decreased $1,130,500 (89.1%) in 2002 as compared with 2001 due primarily to the decrease in pre-tax income.

The Company is considering acquisitions which would deplete the Company's available cash and thus affect the liquidity of the Company.

                                  TSI, INC.

                        AND CONSOLIDATED SUBSIDIARIES

                              FINANCIAL REPORT

                              DECEMBER 31, 2002





                                  CONTENTS




                                                              PAGE

AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . . . . . .  4


FINANCIAL STATEMENTS

    Balance Sheets as of December 31, 2002 and 2001. . . . .  5-6


    Statements of Income and Comprehensive Income
     for the Years Ended
     December 31, 2002 and 2001  . . . . . . . . . . . . . . .  7


    Statements of Stockholders' Equity
     for the Years Ended
     December 31, 2002 and 2001 . . . . . . . . . . . . . . . . 8


    Statements of Cash Flows for the Years Ended
     December 31, 2002 and 2001. . . . . . . . . . . . . . .  9-10


    Notes to Consolidated Financial Statements . . . . . . . 11-17


OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .  18

                         Report of Independent Auditors



To The Board of Directors
TSI, Inc.
Great Falls, MT  59405


    We have audited the accompanying consolidated balance sheets of TSI, Inc. and consolidated subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income and comprehensive income, stockholders'equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TSI, Inc. and consolidated subsidiaries as of December 31, 2002 and 2001 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting priniciples accepted in the United States of America.




DWYER & Company, CPA, P.C.



May 9, 2003
Great Falls, Montana

                                  TSI, INC.

                       AND CONSOLIDATED SUBSIDIARIES

                               BALANCE SHEETS

                         DECEMBER 31, 2002 and 2001


                                                       2001            2002
ASSETS
Current Assets
  Cash (Note 2)                                  $  22,140,919  $  23,337,149
  Investment Securities (Note 3)                     2,215,222      1,011,648
  Trade Accounts Receivable, Less Allowance
     for Doubtful Accounts
     $11,500 in 2001 and $11,500
     in 2002 (Note 9)		                          85,127        102,513
  Deferred Tax Asset							--         14,800
  Prepaid Expenses						   1,800		   --
          Total Current Assets                      24,443,068     24,466,110

Noncurrent Investments (Note 3)                        482,702        586,580

Other Assets                                             2,238          2,238

Investments In Property, Plant and
 Equipment, at Cost (Notes 1 and 8)
  Buildings                                          2,031,873      2,047,260
  Furniture, Fixtures and Equipment                    433,377        473,924

                                                     2,465,250      2,521,184
     Less Accumulated Depreciation                  (1,961,920)    (2,039,769)
                                                       503,330        481,415

  Title Plants                                         117,865        117,865
  Land                                                  80,453         80,453

     Net Property, Plant and Equipment                 701,648        679,733

                                                  $ 25,629,656   $ 25,734,661


                 See Notes to Consolidated Financial Statements.

                                   TSI, INC.

                        AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 and 2001


                                                        2001         2002

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable (Note 9)                      $     215,730  $    208,629
  Accrued Liabilities (Note 4)                         110,110       126,563
  Due to Parent Company (Note 9)                       103,718       206,764
  Income Taxes Payable						 267,747	   137,297
  Deferred Income Taxes (Notes 1, 3 and 5)              98,700          --

          Total Current Liabilities                    796,005       679,253

Provision for Estimated Title and
 Escrow Losses (Note 6)                                847,225       815,013

Minority Interests in Consolidated Subsidiaries        387,491       391,503

Deferred Income Taxes (Notes 1, 3 and 5)                86,100       128,500

Excess of Fair Value of Net Assets
  Acquired Over Cost (Note 1)                           23,975        15,755

                                                     1,345,241     1,350,771
Commitments (Note 7)

Stockholders' Equity
  Common Stock, $.05 Par Value,
   30,000,000 shares authorized,
   10,483,142 shares issued and outstanding            524,157       524,157
  Capital Surplus (Note 11)                         19,165,957    22,165,957
  Retained Earnings (Notes 10 and 11)                3,540,191       868,992
  Accumulated Other
    Comprehensive Income (Note 3)                      269,323       166,323
  Less:
  Cost of Common Shares in Treasury                   (11,218)      (20,792)

	Total Stockholders' Equity                    23,488,410    23,704,637

                                                  $ 25,629,656  $ 25,734,661

                 See Notes to Consolidated Financial Statements.

                                  TSI, INC.

                         AND CONSOLIDATED SUBSIDIARIES

                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001


                                                          2001         2002
Revenues
  Title Insurance Premiums and Related Fees          $ 1,681,592  $ 1,229,659
  Interest                                               317,075      223,468
  Rent                                                   409,189      396,275
  Other                                                3,892,629      603,161

                                                       6,300,485    2,452,563

Operating Expenses
  Salaries and Other Personnel Costs                   1,391,712      964,477
  Depreciation                                            87,068       77,849
  Rent                                                    49,260       49,048
  Title and Escrow Losses                                  3,796       12,612
  Other General and Administrative Expenses              799,243      879,791

                                                       2,324,079    1,983,777

            Operating Income                           3,976,406      468,786

Minority Share of Consolidated Subsidiaries
 Net (Income)Loss                                        (27,154)      (4,185)

Income Before Income Taxes                             3,949,252       464,601

Income Taxes (Note 5)                                 (1,268,200)    (135,800)

     Net Income                                        2,681,052      328,801


Other Comprehensive Income (Loss),
   Net of Income Taxes:
   Unrealized Holding Gains (Losses):
   Gain (Loss) Arising During Year                       307,729     (105,892)
   Reclassification Adjustment                        (2,012,392)       2,892
           Other Comprehensive Income (Loss)          (1,704,663)    (103,000)

           Comprehensive Income (loss)              $    976,389  $   225,801




                   See Notes to Consolidated Financial Statements.

                                     TSI, INC.

                           AND CONSOLIDATED SUBSIDIARIES

                         STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001


                                                                        Accumulated
                                                                             Other
                               Common       Capital      Retained      Comprehensive   Treasury
                                Stock       Surplus      Earnings           Income       Stock    	 Total

Balances, January 1, 2001    $ 524,157   $19,165,957   $   859,139      $ 1,973,986   $   (300) 	$ 22,522,939



Net Income                                                2,681,052                          		 2,681,052

Purchase Treasury Stock											     (10,918)       (10,918)

Change in Net Unrealized
  Holding Gains                                                           (1,704,663)       	      (1,704,663)

Balances, December 31, 2001    524,157    19,165,957     3,540,191          269,323      (11,218)     23,488,410

Net Income                                                 328,801                          		  328,801

Purchase Treasury Stock											     (9,574)         (9,574)

Change in Net Unrealized
  Holding Gains                                                            (103,000)         	       (103,000)

Reclassification					 3,000,000	  (3,000,000)

Balances,
December 31, 2002		$524,157   $22,165,957      $868,992      $166,323  $  (20,792)   $23,704,637



                           See Notes to Consolidated Financial Statements.

                                  TSI, INC.

                       AND CONSOLIDATED SUBSIDIARIES

                          STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

                         INCREASE (DECREASE) IN CASH


                                                         2001         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash Received From Customers                        $ 2,062,142  $ 2,133,095
 Cash Paid to Suppliers and Employees                 (2,147,292)  (1,925,007)
 Interest and Dividends Received in Cash                 709,451      285,524
 Income Taxes Paid in Cash                            (1,000,000)    (266,250)

Net Cash Provided (Used) By Operating Activities        (375,699)     227,362

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash Proceeds From Redemptions
   of Property, Plant and Equipment                      280,000         -
 Cash Purchases of Minority Interests                       -           (228)
 Capital Expenditures Paid in Cash                       (37,923)    (55,934)
 Cash Received on Dispositions of
   Investments                                        10,610,276    1,320,479
 Cash Purchases of Current Investments                (4,868,774)    (388,921)

Net Cash Provided (Used) By Investing Activities       5,983,579      875,396

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Cash Advances From (To) Parent Company             (323,400)     103,046
 Cash Purchases of Treasury Stock                        (10,918)      (9,574)

 Net Cash Provided (Used) By Financing Activities       (334,318)      93,472

     NET INCREASE IN CASH                              5,273,562    1,196,230

     CASH - BEGINNING OF YEAR                         16,867,357   22,140,919

     CASH - END OF YEAR                              $22,140,919  $23,337,149


                                    (Continued)

                                    TSI, INC.

                         AND CONSOLIDATED SUBSIDIARIES

                       STATEMENTS OF CASH FLOWS - Continued

                   FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001


                         RECONCILIATION OF NET INCOME TO
                    NET CASH PROVIDED BY OPERATING ACTIVITIES


                                                         2001        2002

Net Income                                         $ 2,681,051   $   328,801
Adjustments to Reconcile Net Income to Net Cash
 Provided By Operating Activities:
  Depreciation                                          87,068        77,849
  Provision for Doubtful Accounts Receivable            (5,000)          -
  Minority Share of Consolidated Subsidiaries Net
    Income (Loss)                                       27,154         4,185
  Amortization of Deferred Credit                       (8,220)       (8,220)
  Realized (Gains) on Dispositions
    of Investments                                  (3,485,433)       (6,357)

  Changes in Operating Assets and Liabilities
    (Increase)Decrease in Accounts Receivable          (31,916)      (17,386)
     Decrease in Prepaid Income Taxes			     453	       -
    (Increase) in Prepaid Expenses				  (1,800)	     1,800
     Increase (Decrease) in Payables and
       Accrued Liabilities                              93,197       (22,860)
     Increase in Income Taxes Payable 			 267,547      (130,450)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES   $  (375,699)   $  227,362





                 See Notes to Consolidated Financial Statements.

                                 TSI, INC.

                         AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Nature of Operations, Risks and Uncertainties

    The Company is engaged in the title insurance business within the state of Montana, in the title insurance agency business in Yellowstone and Rosebud Counties, Montana and in the ownership and rental of properties located in Montana. The Company's primary business based on revenues is title insurance.

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

    (i) Retirement Plans

    The Company adopted an employees' savings plan under Section 401(k) of the Internal Revenue Code (the "Code") during 1998. The Company allows eligible employees to contribute the maximum percentage of their compensation allowed by the Code. The Company matches employee contributions in an amount equal to fifty percent of the first six percent of the employee's compensation up to a maximum of $1,080. Participants are at all times fully vested in their contributions and are gradually vested in the Company's contributions. The Company's 401(k) contributions and administrative costs were $6,160 and $8,332 for 2002 and 2001, respectively.

    (j) Reclassifications

    Certain reclassifications have been made to the prior year amounts to make them comparable to the 2001 presentation.

2.  CASH BALANCES

The Company maintains accounts with various financial institutions and stock brokerage firms. Cash balances are insured up to $100,000 by either the Securities Investor Protection Corporation ("SIPC") or the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2002, cash balances totalling $21,216,906 were uninsured by either the SIPC or the FDIC. The Board of Directors of the Company has approved the Company's participation with its subsidiaries and M Corp in the purchase of all, or substantially all, the outstanding stocks of a bank, which if sucessfully accomplished would significantly affect the liquidity of the Company, the cash available to pay dividends and the cash available for other purposes and acquisitions. Subsequent to the balance sheet ending December 31, 2002, the bank was purchased by another company.

                                 TSI, INC.

                       AND CONSOLIDATED SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


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


                                                         2001         2002
Current Assets:
Cost                                                 $ 1,973,013  $ 1,047,811
Gross Unrealized Holding Gains                           250,972       62,037
Gross Unrealized Holding Losses                           (8,763)     (98,200)

Fair Value                                           $ 2,215,222  $ 1,011,648


Noncurrent Assets:
Cost                                                 $   166,443  $   166,443
Gross Unrealized Holding Gains                           211,259      315,137

Fair Value                                           $   377,702  $   481,580


Realized gains and losses are determined on the basis of specific identification. During 2002 and 2001, sales proceeds and gross realized gains and losses were as follows:

                                                        2001         2002

Sales Proceeds                                      $10,610,276   $1,320,479
Gross Realized Losses                               $ 3,319,653   $      -
Gross Realized Gains                                $    17,356   $    4,888

No other gains or losses, realized or unrealized, are included in the Company's statements of income for 2002 or 2001. Glacier Bancrop, Inc.
merged with WesterFed Financial Corportaion during the first quarter of 2001. Pursuant to the terms of the merger agreement the Company and its subsidiaries received approximately $6,530,400 in exchange for all of their holdings in WesterFed Financial Corporation resuting in a net gain of approximately $2,859,500 after deducting a fee of 7 per cent of gross proceeds to Paul J. McCann, a member of the controlling shareholders group, who played an active part in connection therewith.

Stockholder's equity at December 31, 2002 has been increased by $166,323, the difference between the total net unrealized gain at December 31, 2002, and deferred income taxes and minority interests in the net unrealized gain.

Other noncurrent investments consist of certificates of deposit in the amount of $105,000 which are on deposit with the State of Montana Commissioner of Insurance and are restricted as to use by law.

                                  TSI, INC.

                        AND CONSOLIDATED SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


4.  ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31,:

                                                         2001         2002

 Property Taxes                                      $   39,757    $  43,904
 Compensation                                            45,054       46,274
 Payroll Taxes                                             (212)         -
 Other                                                   25,511       36,385

                                                     $  110,110    $ 126,563


5.  INCOME TAXES

Income tax expense consists of the following:
                                                         2001         2002

 Federal                                             $1,093,250   $   96,100
 State                                                  174,950       39,700

                                                     $1,268,200   $  135,800


The income tax expense reflected in the financial statements differs from the amounts that would normally be expected by applying the U.S. Federal income tax rates to income before income taxes. The reasons for these differences are as follows:

                                                         2001         2002

Computed "Expected" Tax Expense                      $1,349,540   $  159,387
Purchase Accounting Adjustments                          (2,795)      (2,795)
Nontaxable Income							  (89,162)	   (47,420)
Minority Interest in Subsidiaries'
  Income (Loss)                                           9,232        1,423
Dividends Received Deduction                            (32,924)     (21,099)
Contributions							  (87,959)        (251)
State Income Taxes                                      174,950       39,700
Other                                                   (52,682)       6,855

                                                     $1,268,200   $  135,800

The Company and its wholly and eighty percent or more owned subsidiaries file consolidated income tax returns with the Company's parent company. The Company has established deferred income tax liabilities for net unrealized gains on investments in the current and noncurrent amounts of $47,800 and $65,900, respectively at December 31, 2002.

                                 TSI, INC.

                       AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


6.PROVISION FOR ESTIMATED TITLE AND ESCROW LOSSES

The Company's wholly-owned subsidiary, First Montana Title Insurance Company (FMTIC) issues title insurance policies in the State of Montana. The terms of policies issued are indefinite and premiums are not refundable. FMTIC is a party to various lawsuits wherein, among other things, plaintiffs generally claim defects in insured titles, unreported liens or improper practices. FMTIC is also required under many of its policies issued to provide defense for its insures in litigation founded upon alleged defects or other matters insured against by the policy. Such litigation and claims are normal occurrences within the title insurance industry. In accordance with generally accepted accounting practices, FMTIC has established a provision for estimated title and escrow losses which appears on the consolidated balance sheets under the same title. FMTIC has established the provision for estimated losses on (1) claims known to FMTIC and (2) claims unknown to FMTIC but incurred upon issuance of policies as well as for estimated external settlement expenses to be incurred. The provision has been reduced for estimated recoveries.


7.  COMMITMENTS

The Company and its subsidiaries are obligated under various lease agreements for office space expiring at various dates through 2003. Rental expense for office space for the years ended December 31, 2002 and 2001, was $38,904 and $46,554, respectively. Annual rental commitments for the ensuing calendar years are as follows: calendar year 2003 - $47,004 and calendar year 2004 - $47,004.

The Board of Directors has approved the Company's participation with M Corp, its parent, in an attempt to purchase a bank. Should the purchase take place, the liquidity of the Company will be significantly affected. Subsequent to the December 31, 2002 balance sheet, the bank was purchased by another company.

8.  RENTAL PROPERTY

The Company is the lessor of property under operating leases expiring in calendar year 2002. The following is a summary of property leased or held for lease at December 31, 2002:


  Buildings                          $ 1,808,134
  Land                                    61,125

                                       1,869,259

  Less:  Accumulated Depreciation     (1,380,298)

                                     $   488,961


There are no minimum future rentals to be received on non-cancelable leases as of December 31, 2002. The consolidated statements of income do not contain any contingent rental income.

                               TSI, INC.

                     AND CONSOLIDATED SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9. RELATED PARTY TRANSACTIONS

The Company maintains a non interest-bearing demand account with its parent company, M Corp. M Corp owns approximately 92% of the Company's outstanding stock. Included in accounts payable is $135,129 due to Jefferson Management Company. Jefferson Management Company owns 44.7% of the Company's parent, M Corp. Included in accounts receivable is $14,082 in miscellaneous receivables due from indirectly related companies. The Company had transactions with its parent company or affiliates during 2002 and 2001, as follows:

                                                          2001        2002

Was Charged For Managerial Assistance               $  (132,000)  $ (132,000)
Net Cash Transfers To                                 1,459,090	   182,584
Was Charged For Property Insurance                      (33,600)     (43,880)
Income Tax Allocation                                  (970,000)    (109,750)


10. DIVIDEND RESTRICTIONS

TSI, Inc., the parent company, depends in part upon cash dividends from its subsidiaries for the funding of its cash requirements. Dividends paid to TSI, Inc. by its subsidiary, First Montana Title Insurance Company (FMTIC) are restricted by statutes of the State of Montana. FMTIC is required to obtain regulatory approval before making any dividend distributions. At December 31, 2002, substantially all of consolidated retained earnings were subject to such restrictions. At December 31, 2002, FMTIC's statutory capital and surplus as regards policyholders amounted to $9,375,314.

The Board of Directors has approved the Company's participation with M Corp, it's parent, in an attempt to purchase a bank. Should the purchase take place, the liquidity of the Company will be significantly affected. Subsequent to December 31, 2002 balance sheet, the bank was purchased by another company.

                                  TSI, INC.

                        AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. RECAPITALIZATION
During 2002, a portion of the Company's retained earnings totaling $3,000,000 were reclassified as capital surplus.

12. INFORMATION ON SEGMENTS OF BUSINESS

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

                                 Sales To                Segment       Total Net                   Expenditures
                                  Outside   Interest    Operating        Segment    Depreciation    For Segment
                                 Concerns   Revenues      Profit          Assets       Expense         Assets

Year Ended December 31, 2001:

Financial Holding Company      $1,929,584  $   95,018   $1,791,631    $10,838,352    $   -        $       -

Title Insurance Operations      3,644,637     222,057    2,065,358     14,096,937      15,134             -

Rental Properties                 409,189        -         112,246        648,196      71,934           30,752

Consolidated                   $5,983,410  $  317,075   $3,969,235    $25,583,485    $ 87,068        $  30,752


Year Ended December 31, 2002:

Financial Holding Company      $   29,175  $  101,528   $  (99,977)    $10,146,581    $   -        $       -

Title Insurance Operations      1,795,425     121,940      598,942     14,975,868       9,110           20,824

Rental Properties                 396,275        -         (30,179)       597,412      68,739           35,112

Consolidated                   $2,220,875  $  223,468   $  468,786    $25,719,861    $ 77,849        $  55,936

        	                                 17

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
Director                     Billings, Montana




                            MARKET INFORMATION

    The company's common stock is listed on the OTC Bulletin Board under the symbol "TSIA". Accourding to Nasdaq.com and Pinks Sheets, LLC, the reange of high and low bid prices and the trading volume of the Company's common stock for each quarter during 2001 and 2002 were as indicated below accouringly. Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual trancsactions.

			2001				 2002
Quarter	High   Low   Volume      High   Low   Volume

 First	1.50   1.50   None	  .10    .10   None
 Second	1.50	 1.13	 1,000	  .10    .10   None
 Third	1.13	 1.00	   200	  .10	   .10   None
 Fourth	1.00	  .10   None        .10    .00  1,000

 No dividends were paid in 2001 or 2002.

There are approximately 3,087 holders of record of the Company's common stock.


    A copy of the Form 10-KSB Annual Report may be obtained upon written request to the Company.



                                 TSI, INC.
                               P.O. Box 2249
                          110 Second Street South
                        Great Falls, MT  59403-2249

                                 TSI, INC.

                                EXHIBIT #22

                               SUBSIDIARIES

                                                                  Percentage
                                                                    Voting
                                                                  Securities
                               State of                            Owned By
Name of Company                Organization                       Registrant

UAC, Inc.                       Delaware                              87.2

TSI Business Systems, Inc.      Montana                              100.0

TSI Leasing, Inc.               Montana                              100.0

First Mortgage Investors, Inc.  North Dakota                          (1)

Personnel Services Company
(Formally First Montana
 Title Company of Great Falls)
                                Montana                               (2)

First Montana Title Insurance
 Company                        Montana                              100.0

First Montana Title Company
 of Billings                    Montana                               (3)

First Montana Title Company
 of Cut Bank  (Inactive)        Montana                               (3)

First Montana Title Company
 of Forsyth                     Montana                               (3)

Consulting Associates, Inc.     Montana                               (2)

Merritt Properties, Inc.        Montana                               (3)

Lake Place, Inc.			  Montana					    (4)

Miramar, Inc.                   Montana                              100.0

(1) Owned  70% by UAC, Inc.
(2) Owned 100% by UAC, Inc.
(3) Owned 100% by First Montana Title Insurance Company
(4) Owned 100% by Miramar, Inc.