Form 10QSB
period 2003-03-31
TSI INC /MT/
filed 2003-09-03
CIK 99506

U.S. Securities and Exchange Commission
Washington, D. C.  20549
FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended   March 31, 2003

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

                     Class                Outstanding at March 31, 2003
$.05 Par Value Common Stock                         10,468,976 Shares

Transitional Small Business Disclosure Format (Check One): Yes ; No X



TSI, INC.

INDEX


MARCH 31, 2003






Page Number
PART I

  Condensed Financial Statements:

Balance Sheet -
  March 31, 2003	                                            2

Statements of Income and Comprehensive Income -
  Three Months Ended March 31, 2003 and 2002                        3

Statements of Cash Flows -
  Three Months Ended March 31, 2003 and 2002	                    4

Notes to Financial Statements                                       5

Management's Discussion and Analysis of the
     Statements of Income	                                    6


PART II

  Other Information	                                            7

  Signatures	                                                    8

  Certifications						 9-11








1

TSI, INC.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2003






ASSETS





Current Assets


   Cash						$22,689,834
   Marketable Securities, at Fair Value		  1,830,127
   Receivables, Net				    118,859
   Deferred Income Tax Asset			     20,675


      Total Current Assets			$24,659,495



Other Assets

   Noncurrent Investments, at Fair Value	    630,360
   Other Assets					      2,238


Property, Plant and Equipment, Net		    676,150


Total Assets					$25,968,243



LIABILITIES AND STOCKHOLDERS' EQUITY





Current Liabilities


   Accounts Payable and Accrued Liabilities	$  265,009
   Income Taxes Payable				    68,445
   Due to Parent Company			   447,750

       Total Current Liabilities		   781,204



Provision for Estimated Title and Escrow Losses    807,584
Minority Interests				   393,337
Deferred Income Taxes				   146,259
Excess of Fair Value of Net
    Assets Acquired Over Cost			    13,700



Stockholders' Equity


   Common Stock, $.05 Par Value,
   30,000,000 shares authorized,


     10,468,976 shares isssued			   524,157
   Additional Paid-In Capital			22,165,957
   Retained Earnings				   974,884
   Accumulated Other Comprehensive Income	   183,653
   Treasury Stock, at Cost			  (22,492)
               Total Stockholders' Equity       23,826,159



Total Liabilities and Stockholders' Equity	$25,968,243

See Notes to Consolidated Financial Statements.



2

TSI, INC.





CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME












For The Three Months


Ended


March 31,		  2003     and    2002


Operating Revenues	$654,971	$556,982

Operating Expenses

  Salaries and
   Payroll Costs	 231,006	$206,348
  Depreciation		  17,790	  20,898
  Other Expenses	 287,367	 155,783

  Total Expenses	 536,163	 383,029

Amortization of
   Deferred Credit	   2,055	   2,055

Minority Portion
   Of (Income) Loss	 (1,839)	  (2,213)

			 119,024	  173,795

Income Tax Expense	 (13,130)	 (55,700)


Net Income		  105,894 	  118,095



Other Comprehensive Income (Loss)

  Increase(Decrease) in Unrealized
  Holding Gains,
  Net of Income Taxes	   17,330	   43,470

Comprehensive
   Income (Loss)	 $123,224	  $161,565


See Notes to Consolidated Financial Statements.

3

TSI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Three Months Ended
March 31, 			 2003 	 	  2002


CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By
Operating Activities
				$157,562	$135,054




CASH FLOWS FROM INVESTING ACTIVITIES

  Cash Received on Sales and
  Redemptions of Property
  and Equipment			   --		   --

  Cash Purchases of
  Furniture and Equipment	(14,206)	 (5,351)

  Cash Used For Purchases of
  Marketable Securities
  Available For Sale    	(1,012,610)	(339,828)

  Cash Received on
  Dispositions of
  Marketable Securities
  Available for Sale		  117,782	 645,592



Net Cash Provided (Used) By
   Investing Activities		(909,834)	 300,413



CASH FLOWS FROM FINANCING ACTIVITIES



 Cash Purchases of
 Treasury Stock			 (1,700)	 (1,941)


 Cash Provided From
 Parent Company			 105,857	 151,150


Net Cash Provided (Used) By
 Financing Activities		 104,157	 149,209



NET INCREASE IN CASH		 (647,315)	 584,676


CASH - BEGINNING OF PERIOD	23,337,149	22,140,919


CASH - END OF PERIOD		22,689,834	22,725,595


See Notes to Consolidated Financial Statements.


4


TSI, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003

In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of March 31, 2003 and the results of the Company's operations and cash flows for the three months ended March 31, 2003 and 2002.

The results of operations for the three months ended March 31, 2003 and 2002 are not indicative of the results to be expected for the full year.

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

In accordance with SFAS No. 115 the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at March 31, 2003. The net unrealized holding gain at March 31, 2003, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at March 31, 2003 in accordance with the provisions of Financial Accounting Standards No. 130.

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the period ended March 31, 2003:



			Sales To			Segment
			Outside		Interest	Operating
			Concerns	Revenues	Profit


Financial Holding
Company			$  10,905	$ 11,748	$(24,445)

Title Insurance
Operations		  519,782	  18,806	  166,713

Rental Properties	   93,370	    --		 (23,460)


Consolidated		$  624,417	$ 30,554	$ 118,808



5



TSI, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE STATEMENTS OF INCOME

MARCH 31, 2003


A summary of the period to period changes in items included in the statements of income is shown below.





      COMPARISON OF
Three Months
Ended
March 31,
    				      2003    and   2002



Increases
(Decreases)

 Revenues                         $     97,989         17.6%

 Operating Expenses               $    153,134         39.9%

 Net Income                       $    (12,202)        (10.3%)

	Revenues increased $97,989 in the first quarter of 2003 as compared with the first quarter of 2002 due primarily to an increase in title revenue of $188,527 (51.5%) and losses in security sales of $61,286 during first quarter 2003. Other factors include: decrease in rent of $8,121 (7.9%), a decrease in interest and dividends of $34,871 (40.9%), and an increase in other revenues of $13,740 (3.2%). Operating expenses increased $153,134 during the first quarter 2003 as compared with the first quarter of 2002, due to an increase in salaries of $24,658 (11.9%), a decrease in depreciation of $3,108 (14.9%),and an increase in other expenses by $131,584 (107%). The provision for income tax expense decreased by $42,569 (76.4%) in the first quarter of 2003 as compared with the first quarter of 2002.


6


TSI, INC.

PART II

OTHER INFORMATION

MARCH 31, 2003




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





TSI, INC.
Registrant









Date: May 30, 2003                     s/Angela Semenza
                                         Angela Semenza
                                         Assistant Secretary-Treasurer




Date: May 30, 2003                     s/D. Mellinger
                                         D. Mellinger,
                                         Accountant







8

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
 AS ADOPTED UPRSUANT TO
 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TSI, Inc. on Form
10-QSB for the period ending March 31, 2003 as filed with the Securites and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Representative of Diversified Realty, Inc., certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-
Oxley Act of 2002, to the best of my knowledge and belief, that;

1. The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of TSI, Inc.


Date:   May 30, 2003                s/Paul J. McCann
                                          Paul J. McCann,
                                          Representative


9

CERTIFICATION




I, Paul J. McCann, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of TSI, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial inforamtion included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of TSI, Inc., as of, and for, the periods presented in this quarterly report.

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

    b. evaluated the effectiveness TSI, Inc. disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;







10

CERTIFICATION - continued

5. TSI Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to TSI, Inc. auditors and the audit committee of TSI, Inc. board of directors
    (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect TSI Inc.'s ability to record, process, summarize and report financial data, and I have identified for TSI, Inc.'s auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in TSI Inc.'s internal control; and

6. TSI, Inc.'s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Based on my knowledge all of the above is true and correct to the best of my belief, especially paragraph 3 above. I am not familiar with all SEC rules and procedures and have relied and am relying on our staff and accountants in that regard.

    Date: May 30, 2003	             	s/Paul J. McCann
                                           Paul J. McCann


11