Form 10QSB
period 2003-06-30
TSI INC /MT/
filed 2003-10-08
CIK 99506

U.S. Securities and Exchange Commission
Washington, D. C.  20549
FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the period ended   June 30, 2003

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from             to

Commission file number  0-2054

 TSI, Inc.
 (Exact name of small business issuer as specified in its charter)

Montana      81-0267738
(State or other jurisdiction of I.R.S. Employer Identification No. incorporation or organization)

128 Second Street South, Great Falls, Montana   59405
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


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

	Class				Outstanding at June 30, 2003
$.05 Par Value Common Stock                   10,465,505 Shares

Transitional Small Business Disclosure Format (Check One): Yes ; No  X

TSI, INC.

INDEX


JUNE 30, 2003






Page Number
PART I

  Condensed Financial Statements:

Balance Sheet -
  March 31, 2003	                                      2

Statements of Income and Comprehensive Income -
  Three Months and Six Months Ended June 30, 2003 and 2002    3

Statements of Cash Flows -
  Six Months Ended June 30, 2003 and 2002	              4

Notes to Financial Statements                                 5

Management's Discussion and Analysis of the
      Statements of Income	                              6


PART II

  Other Information	                                      7

  Signatures	                                              8

  Certifications				           9-10














					TSI, INC.
				CONSOLIDATED BALANCE SHEET
				   AS OF JUNE 30, 2003


					ASSETS

Current Assets
   Cash	$					22,857,815
   Marketable Securities, at Fair Value		 1,860,411
   Receivables, Net				    37,947
   Deferred Tax Asset				   116,226
   Prepaid Expenses				     7,965

      Total Current Assets			25,046,808

Other Assets

   Noncurrent Investments, at Fair Value 	   705,443

   Other Assets					       200

Property, Plant and Equipment, Net		   671,396

Total Assets				$	26,257,403


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable and Accrued Liabilities	$  179,227
   Income Taxes Payable				    97,895
   Due to Parent Company			   489,679

       Total Current Liabilities		   766,801

Provision for Estimated Title and Escrow Losses	   800,156
Minority Interests 				   393,820
Deferred Income Taxes		                   176,855
Excess of Fair Value of Net
    Assets Acquired Over Cost		            11,645

Stockholders' Equity
   Common Stock, $.05 Par Value,
     30,000,000 shares authorized,
     10,483,142 shares issued			   524,157
   Additional Paid-In Capital		        22,165,957
   Retained Earnings		                 1,120,567
   Accumulated Other Comprehensive Income	   326,879
   Treasury Stock, at Cost		          (29,434)

               Total Stockholders' Equity	24,108,126

Total Liabilities and Stockholders' Equity     $26,257,403


See Notes to Consolidated Financial Statements.

			TSI, INC.
CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME



			For The Three Months			For The Six Months
				Ended					Ended
				June 30,				June 30,
			2003		2002			2003		2002

Operating Revenues	790,671       $	554,053 	     $ 1,445,642      $	1,111,035

Operating Expenses

  Salaries and
     Payroll Costs	392,086 	148,114 		623,092 	   354,463

  Depreciation		 19,024 	 13,103 		 36,813 	    34,001

  Other Expenses	168,711 	191,410 		423,078 	   314,192

  Administrative 	 33,000 	 33,000 		 66,000             66,000


  Total Expenses	612,821 	385,627 	      1,148,983 	   768,656

Operating Income	177,850		168,426 		296,659		   342,379

Amortization of
   Deferred Credit	  2,055           2,055 		  4,110              4,110

Minority Portion
   Of Income		  (298)		(1,563)			(2,138)		   (3,775)

		       179,607		168,918 		298,631           342,714

Income Tax Expense     (33,925)		(47,300)	       (47,055) 	 (103,000)

Net Income	       145,682		121,618 	        251,576		   239,714

Other Comprehensive Income
  Increase (Decrease) in
  Unrealized Holding Gains,
  Net of Income Taxes	143,226 	 43,470			160,556 	   43,470

Comprehensive Income  $ 288,908 	$165,088 	       $412,132 	 $283,184








     See Notes to Consolidated Financial Statements.

				TSI, INC.

		CONSOLIDATED STATEMENTS OF CASH FLOWS



							For The Six Months
								Ended
						               June 30,
							2003		2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By
   Operating Activities				   $  142,445 	   $  135,054


CASH FLOWS FROM INVESTING ACTIVITIES

  Cash Purchases of Furniture and Equipment	     (18,403)		(5,351)
  Cash Used For Purchases of Marketable
    Securities Available For Sale		  (1,040,528)		(339,828)

  Cash Received on Dispositions of Marketable
    Securities Available For Sale  		      177,701 		645,592

Net Cash Provided (Used) By
   Investing Activities				    (881,230)		300,413

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash Purchases of Treasury Stock		      (8,642)		(1,941)
  Cash Provided From Parent Company		     268,093 		151,150

Net Cash Provided By
   Financing Activities				     259,451 		149,209

NET INCREASE IN CASH				   (479,334)		584,676

CASH - BEGINNING OF PERIOD			  23,337,149 	     22,140,919

CASH - END OF PERIOD				$ 22,857,815 	$    22,725,595








See Notes to Consolidated Financial Statements.

			 TSI, INC.

		NOTES TO FINANCIAL STATEMENTS

		       JUNE 30, 2003

In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of June 30, 2003 and the results of the Company's operations and cash flows for the six months ended June 30, 2003 and 2002.

The results of operations for the six months ended June 30,2003 and 2002 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

M Corp, Great Falls, Montana, owns approximately 92% of the Company's issued and outstanding common stock.

The Company adopted the provisions of Statement of Financial
Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) effective January 1, 1994.
In accordance with SFAS No. 115 the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at June 30, 2003. The net unrealized holding gain at June 30, 2003, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at June 30, 2003 in accordance with the provisions of Financial Accounting Standards No. 130.

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the period ended June 30, 2003:



TSI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 2003 and the results of the Company's operations for the three months and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three months and six months ended June 30, 2003 are not indicative of the results to be expected for the full year.  The consolidated financial statements include the accounts of the company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.  M Corp owns approximately

92% of the Company's issued and outstanding common stock.  The Company adopted the provisions of Statement of Financial Accounting Standards No. 115,

Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115)

effective January 1, 1994. In accordance with SFAS No. 115 the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at June 30, 2003. The net unrealized holding gain at June 30,

2003, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive

Income at June 30, 2003 in accordance with the provisions of Financial

Accounting Standards No. 130.

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the quarter ended June 30, 2003:

				Sales To				Segment
				Outside		Interest		Operating
				Concerns	Revenues		Profit

Financial Holding Company	$  1,640	$  24,855		$ (47,871)
Title Insurance Operations	 618,098	   19,441		  264,277
Rental Properties		 123,130	    3,507        	  (38,555)

Consolidated		 $ 	 742,868	$  47,803	       $  177,851







TSI, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF THE INCOME STATEMENT

JUNE 30, 2003


A summary of the period to period changes in items included in the statements of income is shown below.

                                              COMPARISON OF
	 			THREE MONTHS	           SIX MONTHS
                                   ENDED                     ENDED
		            	  JUNE 30,                  JUNE 30,
                               2003 AND 2002             2003 AND 2002
                                INCREASES                  (DECREASES)

Revenues                      $ 236,618      42.7%     $   334,607     30.1%

Expenses                        227,193      58.9%         380,327     49.5%

Net Income                       24,064      19.8%          11,862      4.9%


	Revenues increased $334,607 for the first six months of 2003 ($236,618 for the second quarter of 2003) as compared to this time frame in 2002. This increase is due to a 53.8% increase in title revenue ($407,609, and increase in rent of $10,393 (5.5%) a decrease in interest and dividend revenues decreased by $54,751 (34.8%), and a loss on sale of investments of $36,431 (107.3%) as compared to this time frame in 2002. Operating expenses increased $380,327 (49.5%) in the first six months of 2003 ($227,193 in the second quarter) compared to this time frame in 2002. This is due to an increase in payroll of $268,629 (75.8%), an increase in depreciation of $2,812 (8.3%) and an increase in other expenses of $108,885 (34.7%). The provision for income tax expense decreased by $55,945 (54.3%) in the first six months of 2003 ($13,375 in the second quarter of 2003) as compared to this time frame in 2002.







TSI, INC.

PART II

OTHER INFORMATION


JUNE 30, 2003






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





TSI, INC.
Registrant









                Date: August 18, 2003	     s/Angela Semenza
						Angela Semenza,
						Assistant Secretary-Treasurer





                 Date: August 18, 2003	           s/D. Mellinger
                                                     D. Mellinger,
                                                       Accountant






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

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of TSI, Inc. as of, and for, the periods presented in this annual report.

4. TSI, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for TSI, Inc.
			 We have:

    a. designed such disclosure controls and procedures to ensure that material information relating to TSI, Inc. is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

    b. evaluated the effectiveness of TSI, Inc. disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. TSI, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to TSI, Inc. auditors and the audit committee of TSI, Inc. board of directors
    (or persons performing the equivalent functions):

 a. all significant deficiencies in the design or operation of internal controls which could adversely affect TSI, Inc.'s ability to record, process, summarize and report financial data, and I have identified for TSI, Inc.'s auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in TSI, Inc.'s internal control; and
					9

6. TSI, Inc.'s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: August 18, 2003             s/Paul J. McCann
                                           Paul J. McCann





                         CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TSI, Inc. on Form
10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Representative of TSI, Inc., certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-
Oxley Act of 2002, that:

1. The report fully compiles with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of TSI, Inc.

Date: August 18, 2003                s/Paul J. McCann
                                          Paul J. McCann,
                                          Representative






