Form 10QSB
period 2003-09-30
TSI INC /MT/
filed 2003-10-20
CIK 99506

U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13  OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended
 	September 30, 2003

[   ] TRANSITION REPORT UNDER SECTION
 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from _______to ________

Commission file number    0-2054

TSI, INC.
(Exact name of small business issuer as specified in its charter)
Montana
81-0267738
(State or other jurisdiction of)
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

 Class
 Outstanding at September 30, 2003
$.05 Par Value Common Stock
 10,464,905 Shares


Transitional Small Business
Disclosure Format (Check One): Yes; NoX


TSI, INC.


INDEX


SEPTEMBER 30, 2003



Page Number
PART I

Condensed Consolidated Financial Statements:

  Balance Sheet
    September 30, 2003				   2

  Statements of Income and
 Comprehensive Income -
    Three Months and Nine
Months Ended
    September 30, 2003 and 2002			   3

  Statements of Cash Flows -
    Nine Months Ended
September 30, 2003 and 2002			    4

  Notes to Consolidated
Financial Statements   				    5

Management's Discussion
and Analysis of the
    Statements of Income  			    6


PART II

  Other Information   				    7

  Signatures   					    8




TSI, INC.
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2003

ASSETS

Current Assets
   Cash						$	23,046,619
   Marketable Securities, at Fair Value		 	1,860,600
   Receivables, Net				     	1,500
   Deferred Taxes, Current			   	148,012
   Prepaid Expenses				     	6,737

      Total Current Assets				25,063,468

Other Assets

   Noncurrent Investments, at Fair Value 	   	861,243
   Other Assets					     	2,755
Property, Plant and Equipment, Net		   	665,788

Total Assets					$	26,593,254


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable and Accrued Liabilities	$	   213,816
   Income Taxes Payable					   121,935
   Due To Parent Company				   470,838
   Deferred Income Taxes				     3,803

       Total Current Liabilities			   810,392

Provision for Estimated Title and Escrow Losses		   792,727
Minority Interests 					   394,325
Deferred Income Taxes				   	   240,344
Excess of Fair Value of Net
    Assets Acquired Over Cost				     9,590
         Total Liabilities				 2,247,378
Stockholders' Equity
   Common Stock, $.05 Par Value,
     30,000,000 shares authorized,
     10,483,142 shares issued				   524,157
   Additional Paid-In Capital				22,165,957
   Retained Earnings					 1,248,445
   Accumulated Other Comprehensive Income		   437,951
   Treasury Stock, at cost				  (30,634)
               Total Stockholders' Equity		24,345,876

Total Liabilities and Stockholders' Equity	$	26,593,254


See Notes to Consolidated Financial Statements.

TSI, INC.

CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME



			For The Three Months		For The Nine Months
				Ended				Ended
			    September 30,		     September 30,
			   2003		2002		2003		2002

Operating Revenues	$742,451 	$601,918 	$2,188,093 	$1,712,953

Operating Expenses

  Salaries and
     Payroll Costs	 324,714 	358,184		   947,806         712,647

  Depreciation		 19,024 	 19,746 	    55,837          53,747
  Administration	 33,000 	 33,000 	    99,000 	    99,000


  Other Expenses	212,344 	187,231 	   635,422 	   501,423

  Total Expenses	589,082		598,161          1,738,065       1,366,817

			153,369 	  3,757 	   450,028         346,136

Amortization of
   Deferred Credit	  2,055 	  2,055 	     6,165           6,165

Minority Portion
   Of (Income) Loss	  (431)		    901 	   (2,569)	   (2,874)

			154,993 	  6,713            453,624         349,427

Income Tax Expense     (27,116)		 15,700           (74,171)        (87,900)

Net Income		127,877 	 22,413            379,453         261,527

Other Comprehensive Income (Loss)
  Increase (Decrease) in
  Unrealized Holding Gains,
  Net of Income Taxes	111,072        (149,207)	   271,628       (112,147)

Comprehensive
 Income (Loss)	$	238,949	$	(126,794)	$  651,081 	$  149,380










See Notes to Consolidated Financial Statements.

TSI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


						For The Nine Months
							Ended
						    September 30,
						2003			2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash From Operations		$	429,415	        $      719,397
   Income Taxes Paid				(3,650) 	     (147,150)


Net Cash From Operating Activities	$	425,765 	$	572,247


CASH FLOWS FROM INVESTING ACTIVITIES

  Cash Received on Sales and Redemptions
    of Property, Plant and Equipment		 10,250		-

  Capital Expenditures Paid in Cash		(46,025)	       (42,733)

  Cash Used For Purchases of Marketable
    Securities Available For Sale	     (1,053,645)	      (361,962)

  Cash Received on Dispositions of Marketable
    Securities Available For Sale		 118,893 	      1,050,336




Net Cash Provided By
   Investing Activities				(970,527)		645,641

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash Advances From (To) Parent Company	 264,074 	      (195,859)

   Cash Purchases of Treasury Stock		 (9,842)	        (6,198)

Net Cash Provided By
   Financing Activities				254,232		      (202,057)

NET INCREASE IN CASH			      (290,530)		      1,015,831

CASH - BEGINNING OF PERIOD		     23,337,149 	     22,140,919

CASH - END OF PERIOD			$    23,046,619 	$    23,156,750




See Notes to Consolidated Financial Statements.



TSI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003


In the opinion of management, all adjustments necessary
(consisting of only normal recurring accruals)have been made to the unaudited financial statements to present fairly the financial position as of September 30, 2003 and the results of the Company's operations for the three months and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended
September 30, 2003 and 2002.

The results of operations for the three months and nine months ended September 30, 2003 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

M Corp owns approximately 92% of the Company's issued and outstanding common stock.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity
Securities (SFAS No. 115) effective January 1, 1994.
In accordance with SFAS No. 115 the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at September
30, 2003. The net unrealized holding gain at September
30, 2003, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at September 30, 2003 in accordance with the provisions of Financial Accounting Standards No. 130.

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the period ended
September 30, 2003:

	 				COMPARISON           OF

				Sales To			Segment
				Outside		Interest	Operating
				Concerns	Revenues	Profit

Financial Holding Company       $  2,235	$ 15,483	$ (44,388)
Title Insurance Operations	 604,959          11,550	  227,979
Rental Properties		 107,612	     612	  (30,222)

Consolidated			$714,806	$ 27,645	$ 153,369


TSI, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE INCOME STATEMENT

SEPTEMBER 30, 2003


A summary of the period to period changes in items included in the statements of income is shown below.
                                         COMPARISON OF
		            THREE MONTHS		NINE MONTHS
		            	ENDED	       	          ENDED
	                     SEPTEMBER 30, 		SEPTEMBER 30,
                       	     2003 AND 2002             2003 AND 2002
                                 INCREASES             (DECREASES)

Revenues               $ 140,534      23.3%	$   475,141    27.7%

Expenses		 (9,078)     (1.5%)         371,249    27.2%

Net Income                105,464    470.8%	    117,926    45.1%


Revenues increased $475,141 for the first nine months of 2003 ($140,534 in the third quarter of 2003) as compared to this time frame in 2002. This increase is primarily due to an increase in title income of $561,477 (46.9%). Other factors for the change in revenues include: an increase in rent of $18,932 (6.7%), a decrease in interest and dividend revenue of $84,927 (37%), and a decrease of 536.5% on security sales gains. Operating expenses increased $103,892 (30%) in the first nine months of 2003 compared to this time frame in 2002. This is due to the decrease in depreciation of $2,090 (3.9%), and an increase in other expenses of $133,999 (26.7%), and an increase in payroll costs of $235,159 (33%).
The provision for income tax expense decreased by $13,729 (15.6%) in the first nine months of 2003 (an increase of $42,816 in the third quarter of 2003) as compared to this time frame in 2002.




TSI, INC.

PART II

OTHER INFORMATION


SEPTEMBER 30, 2003





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





TSI, INC.
Registrant









   Date: October 14, 2003       s/Angela Semenza
                       			A. Semenza,
                       			Assistant Secretary-Treasurer





   Date: October 14, 2003      s/D. Mellinger
                       			D. Mellinger,
                       			Accountant





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

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of TSI, Inc. as of, and for, the periods presented in this report.

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

    Date: October 14, 2003             s/Paul J. McCann
                                           Paul J. McCann





                         CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TSI, Inc. on Form
10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Representative of TSI, Inc., certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-
Oxley Act of 2002, that:

1. The report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of TSI, Inc.

Date: October 14, 2003               s/Paul J. McCann
                                         		Paul J. McCann,
                                         		Representative












