Form 10QSB/A
period 2003-03-31
TSI INC /MT/
filed 2004-05-19
CIK 99506

U.S. Securities and Exchange Commission
Washington, D. C.  20549
FORM 10-QSB/A

This form has been amended to include the required certifications.

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



TSI, INC.

INDEX


MARCH 31, 2003






Page Number
PART I

  Condensed Financial Statements:

Balance Sheet -
  March 31, 2003	                                            2

Statements of Income and Comprehensive Income -
  Three Months Ended March 31, 2003 and 2002                        3

Statements of Cash Flows -
  Three Months Ended March 31, 2003 and 2002	                    4

Notes to Financial Statements                                       5

Management's Discussion and Analysis of the
     Statements of Income	                                    6


PART II

  Other Information	                                            7

  Signatures	                                                    8

  Certifications						 9-13




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

See Notes to Consolidated Financial Statements.



2

TSI, INC.





CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME












For The Three Months


Ended


March 31,		  2003     and    2002


Operating Revenues	$654,971	$556,982

Operating Expenses

  Salaries and
   Payroll Costs	 231,006	$206,348
  Depreciation		  17,790	  20,898
  Other Expenses	 287,367	 155,783

  Total Expenses	 536,163	 383,029

Operating Income         118,808         173,953

Amortization of
   Deferred Credit	   2,055	   2,055

Minority Portion
   Of (Income) Loss	 (1,839)	  (2,213)

			 119,024	  173,795

Income Tax Expense	 (13,130)	 (55,700)


Net Income		  105,894 	  118,095



Other Comprehensive Income (Loss)

  Increase(Decrease) in Unrealized
  Holding Gains,
  Net of Income Taxes	   17,330	   43,470

Comprehensive
   Income (Loss)	 $123,224	  $161,565


See Notes to Consolidated Financial Statements.

3

TSI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Three Months Ended
March 31, 			 2003 	 	  2002


CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By
Operating Activities
				$157,562	$135,054




CASH FLOWS FROM INVESTING ACTIVITIES

  Cash Received on Sales and
  Redemptions of Property
  and Equipment			   --		   --

  Cash Purchases of
  Furniture and Equipment	(14,206)	 (5,351)

  Cash Used For Purchases of
  Marketable Securities
  Available For Sale    	(1,012,610)	(339,828)

  Cash Received on
  Dispositions of
  Marketable Securities
  Available for Sale		  117,782	 645,592



Net Cash Provided (Used) By
   Investing Activities		(909,034)	 300,413



CASH FLOWS FROM FINANCING ACTIVITIES



 Cash Purchases of
 Treasury Stock			 (1,700)	 (1,941)


 Cash Provided From
 Parent Company			 105,857	 151,150


Net Cash Provided (Used) By
 Financing Activities		 104,157	 149,209



NET INCREASE IN CASH		 (647,315)	 584,676


CASH - BEGINNING OF PERIOD	23,337,149	22,140,919


CASH - END OF PERIOD		22,689,834	22,725,595


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





TSI, INC.
Registrant









Date: May 8, 2004        s/Paul McCann, Jr.,
                          President and CEO





Date: May 8, 2004        s/M. A. Arneson,
                         Director and CFO



8

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
 AS ADOPTED UPRSUANT TO
 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TSI, Inc. on Form
10-QSB for the period ending March 31, 2003 as filed with the Securites and Exchange Commission on the date hereof (the "Report"), I, Paul McCann,Jr., Representative of TSI, Inc., certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

1. The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of TSI, Inc.


Date:   May 8, 2004             s/Paul McCann, Jr.
                                Paul J. McCann, Jr.,
                                President,
				Chief Executive Officer



CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
 AS ADOPTED UPRSUANT TO
 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TSI, Inc. on Form
10-QSB for the period ending March 31, 2003 as filed with the Securites and Exchange Commission on the date hereof (the "Report"), I, M. A. Arneson, Representative of TSI, Inc., certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

1. The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of TSI, Inc.


Date:   May 8, 2004                s/M. A. Arneson
                                     M.A. Arneson,
                                      Director, Chief Financial Officer


9
CERTIFICATION

I, Paul McCann, Jr., certify that:


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

4. TSI, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f) for TSI, Inc. and have:

    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to TSI, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. Evaluated the effectiveness of TSI's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

    c. Disclosed in this quarterly report any change in TSI, Inc.'s internal control over financial reporting that occurred during TSI's first fiscal quarter that has materially affected, or is reasonably likely to materially affect TSI, Inc's internal control over financial reporting;

5. TSI, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to TSI, Inc.'s auditors and the audit committee of TSI, Inc.'s board of directors
    (or persons performing the equivalent functions):

    a. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect TSI's ability to record, process, summarize and report financial information; and I have identified for TSI, Inc.'s auditors any material weaknesses in internal controls; and

    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in TSI's internal control over financial reporting.


 Date:  May 8, 2004             s/Paul McCann, Jr.
                                  President, CEO

CERTIFICATION

I, M.A. Arneson, certify that:


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

4. TSI, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f) for TSI, Inc. and have:

    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to TSI, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. Evaluated the effectiveness of TSI's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

    c. Disclosed in this quarterly report any change in TSI, Inc.'s internal control over financial reporting that occurred during TSI's first fiscal quarter that has materially affected, or is reasonably likely to materially affect TSI, Inc's internal control over financial reporting;

5. TSI, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to TSI, Inc.'s auditors and the audit committee of TSI, Inc.'s board of directors
    (or persons performing the equivalent functions):

    a. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect TSI's ability to record, process, summarize and report financial information; and I have identified for TSI, Inc.'s auditors any material weaknesses in internal controls; and

    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in TSI's internal control over financial reporting.


 Date:  May 8, 2004             s/M. A. Arneson
                                  Director, CFO