Form 10QSB/A
period 2003-06-30
TSI INC /MT/
filed 2004-05-19
CIK 99506

U.S. Securities and Exchange Commission
Washington, D. C.  20549
FORM 10-QSB/A

This form has been amended to include the required certifications and to reflect the correct 2002 numbers on the income and cash flow statements.

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

TSI, INC.

INDEX


JUNE 30, 2003






Page Number
PART I

  Condensed Financial Statements:

Balance Sheet -
  June 30, 2003 	                                      2

Statements of Income and Comprehensive Income -
  Three Months and Six Months Ended June 30, 2003 and 2002    3

Statements of Cash Flows -
  Six Months Ended June 30, 2003 and 2002	              4

Notes to Financial Statements                                 5

Management's Discussion and Analysis of the
      Statements of Income	                              6


PART II

  Other Information	                                      7

  Signatures	                                              8

  Certifications				           9-13




1




					TSI, INC.
				CONSOLIDATED BALANCE SHEET
				   AS OF JUNE 30, 2003


					ASSETS

Current Assets
   Cash	$					22,857,815
   Marketable Securities, at Fair Value		 1,860,411
   Receivables, Net				    37,947
   Deferred Tax Asset				   116,226
   Prepaid Expenses				     7,965

      Total Current Assets			24,880,3654

Other Assets

   Noncurrent Investments, at Fair Value 	   705,443

   Other Assets					       200

Property, Plant and Equipment, Net		   671,396

Total Assets				$	26,257,403


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable and Accrued Liabilities	$  179,227
   Income Taxes Payable				    97,895
   Due to Parent Company			   489,679

       Total Current Liabilities		   766,801

Provision for Estimated Title and Escrow Losses	   800,156
Minority Interests 				   393,820
Deferred Income Taxes		                   176,855
Excess of Fair Value of Net
    Assets Acquired Over Cost		            11,645

Stockholders' Equity
   Common Stock, $.05 Par Value,
     30,000,000 shares authorized,
     10,483,142 shares issued			   524,157
   Additional Paid-In Capital		        22,165,957
   Retained Earnings		                 1,120,567
   Accumulated Other Comprehensive Income	   326,879
   Treasury Stock, at Cost		          (29,434)

               Total Stockholders' Equity	24,108,126

Total Liabilities and Stockholders' Equity     $26,257,403


See Notes to Consolidated Financial Statements.

2







			TSI, INC.
CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME



			For The Three Months			For The Six Months
				Ended					Ended
				June 30,				June 30,
			2003		2002			2003		2002

Operating Revenues	790,671       $	554,053 	     $ 1,445,642      $	1,111,035

Operating Expenses

  Salaries and
     Payroll Costs	392,086 	148,115 		623,092 	   354,463

  Depreciation		 19,024 	 13,103 		 36,813 	    34,001

  Other Expenses	168,711 	191,410 		423,078 	   314,192

  Administrative 	 33,000 	 33,000 		 66,000             66,000


  Total Expenses	612,821 	385,628 	      1,148,983 	   768,656

Operating Income	177,850		168,425 		296,659		   342,379

Amortization of
   Deferred Credit	  2,055           2,055 		  4,110              4,110

Minority Portion
   Of Income		  (298)		(1,563)			(2,138)		   (3,775)

		       179,607		168,917 		298,631           342,714

Income Tax Expense     (33,925)		(47,300)	       (47,055) 	 (103,000)

Net Income	       145,682		121,617 	        251,576		   239,714

Other Comprehensive Income
  Increase (Decrease) in
  Unrealized Holding Gains,
  Net of Income Taxes	143,226 	 (6,409)		160,556 	   37,060

Comprehensive Income  $ 288,908 	$115,208 	       $412,132 	 $276,774








     See Notes to Consolidated Financial Statements.

			3

				TSI, INC.

		CONSOLIDATED STATEMENTS OF CASH FLOWS



							For The Six Months
								Ended
						               June 30,
							2003		2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By
   Operating Activities				   $  142,445 	   $    67,114


CASH FLOWS FROM INVESTING ACTIVITIES

  Cash Purchases of Furniture and Equipment	     (18,403)		(22,033)
  Cash Used For Purchases of Marketable
    Securities Available For Sale		  (1,040,528)		(353,343)

  Cash Received on Dispositions of Marketable
    Securities Available For Sale  		      177,701 		845,592

Net Cash Provided (Used) By
   Investing Activities				    (881,230)		470,216

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash Purchases of Treasury Stock		      (8,642)		(2,666)
  Cash Provided From Parent Company		     268,093 		151,150

Net Cash Provided By
   Financing Activities				     259,451 		148,484

NET INCREASE IN CASH				   (479,334)		685,814

CASH - BEGINNING OF PERIOD			  23,337,149 	     22,140,919

CASH - END OF PERIOD				$ 22,857,815 	$    22,826,733








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


	Revenues increased $334,607 for the first six months of 2003 ($236,618 for the second quarter of 2003) as compared to this time frame in 2002. This increase is due to a 53.8% increase in title revenue ($407,609), an increase in rent of $10,393 (5.5%), a decrease in interest and dividend revenues by $54,751 (34.8%), and a loss on sales of investments of $36,431 (107.3%) as compared to this time frame in 2002. Operating expenses increased $380,327 (49.5%) in the first six months of 2003 ($227,193 in the second quarter) compared to this time frame in 2002. This is due to an increase in payroll of $268,629 (75.8%), an increase in depreciation of $2,812 (8.3%) and an increase in other expenses of $108,885 (34.7%). The provision for income tax expense decreased by $55,945 (54.3%) in the first six months of 2003 ($13,375 in the second quarter of 2003) as compared to this time frame in 2002.





6




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





TSI, INC.
Registrant









        Date: May 8, 2004	     s/Paul McCann, Jr.
           				President, Chief Executive Officer




        Date: May 8, 2004	     s/M. A. Arneson
                                        Director, Chief Financial Officer






8

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
 AS ADOPTED UPRSUANT TO
 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TSI, Inc. on Form
10-QSB for the period ending June 30, 2003 as filed with the Securites and Exchange Commission on the date hereof (the "Report"), I, Paul McCann,Jr., Representative of TSI, Inc., certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

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


Date:   May 8, 2004                s/Paul McCann, Jr.
                                     Paul J. McCann, Jr.,
                                     President, Chief Executive Officer



CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
 AS ADOPTED UPRSUANT TO
 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TSI, Inc. on Form
10-QSB for the period ending June 30, 2003 as filed with the Securites and Exchange Commission on the date hereof (the "Report"), I, M. A. Arneson, Representative of TSI, Inc., certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

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

    b. Evaluated the effectiveness of TSI's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

    c. Disclosed in this quarterly report any change in TSI, Inc.'s internal control over financial reporting that occurred during TSI's second fiscal quarter that has materially affected, or is reasonably likely to materially affect TSI, Inc's internal control over financial reporting;

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

    b. Evaluated the effectiveness of TSI's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

    c. Disclosed in this quarterly report any change in TSI, Inc.'s internal control over financial reporting that occurred during TSI's second fiscal quarter that has materially affected, or is reasonably likely to materially affect TSI, Inc's internal control over financial reporting;

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