Form 10QSB/A
period 2003-09-30
TSI INC /MT/
filed 2004-05-19
CIK 99506

U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB/A
This form has been amended to include the required certifications, additional disclosure regarding the resignation of our former accountant and the engagement of our new accountant, the subsequently filed Forms 8-K and 8-K/A, and our former accountant's letter covering the additional disclosures.

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


TSI, INC.


INDEX


SEPTEMBER 30, 2003



Page Number
PART I

Condensed Consolidated Financial Statements:

  Balance Sheet
    September 30, 2003				   2

  Statements of Income and
 Comprehensive Income -
    Three Months and Nine
Months Ended
    September 30, 2003 and 2002			   3

  Statements of Cash Flows -
    Nine Months Ended
September 30, 2003 and 2002			    4

  Notes to Consolidated
Financial Statements   				    5

Management's Discussion
and Analysis of the
    Statements of Income  			    6


PART II

  Other Information   				    7

  Signatures   					    8

  Certifications				 9-13

  Letter from former accountant
  regarding additonal disclosures		   14
1


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

Dwyer and Company, CPA, PC, the Company's independent auditor, resigned on October 20, 2003.
TSI, Inc., (the "Company"), accepted the resignation of Dwyer & Company, CPA, PC as the Company's independent accountant, on October 20, 2003, when the review for the quarter ended September 30, 2003 was completed.

During the years ended December 31, 2002 and December 31, 2001 and through the resignation date, October 21, 2003, there have been no disagreements with Dwyer & Company, CPA, PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. A letter from Dwyer & Company, CPA,
PC is on page 14 of this 10-QSB/A.

On February 23, 2004, the Company engaged the accounting firm of Anderson ZurMuehlen & Co.,
C.P.A., P.C. as its new independent accountant.

Form 8-K was filed February 25, 2004 disclosing the resignation of Dwyer and Company, CPA, PC, and the engagement of Anderson ZurMuehlen & Co., P.C. as its new independent accountant on February 23, 2004.

Form 8-K/A was filed April 30, 2004 to include amended disclosures to the Form 8-K, as required by the Securities Exchange Commission.


7







SIGNATURES







In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





TSI, INC.
Registrant








   Date: May 8, 2004       s/Paul McCann, Jr.,
			     President, CEO



   Date: May 8, 2004        s/M. A. Arneson
                       	      Director, CFO

8

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

    b. Evaluated the effectiveness of TSI's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

    c. Disclosed in this quarterly report any change in TSI, Inc.'s internal control over financial reporting that occurred during TSI's third fiscal quarter that has materially affected, or is reasonably likely to materially affect TSI, Inc's internal control over financial reporting;

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

4. TSI, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f) for TSI and have:

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

    b. Evaluated the effectiveness of TSI's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

    c. Disclosed in this quarterly report any change in TSI, Inc.'s internal control over financial reporting that occurred during TSI's third fiscal quarter that has materially affected, or is reasonably likely to materially affect TSI, Inc's internal control over financial reporting;

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


 Date:  May 8, 2004             s/M. A. Arneson
                                  Director, CFO

[DWYER & COMPANY, CPA, PC LETTERHEAD]

DWYER & COMPANY, CPA, PC [LOGO]

18 6TH Street North, Suite 200
Great Falls, MT   59401
Phone (406) 453-2463  Fax (406) 727-3225



May 9, 2004

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.   20549

Ladies and Gentlemen:

We have read the amended disclosures concerning our resignation included in this 10-QSB/A, for TSI, Inc. (SEC File No. 0-2054) dated May 8, 2004, and we agree with the statements made therein concerning our resignation.


Sincerely,



/s/Dwyer & Company, CPA, PC
   Dwyer & Company, CPA, PC