Form 10KSB
period 2003-12-31
TSI INC /MT/
filed 2004-06-01
CIK 99506

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D .C.  20549
FORM 10-KSB

(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from                   to
Commission file number 0-2054

                    TSI, INC.
   (Name of small business issuer in its charter)
 Montana                                        	81-0267738
(State or other jurisdiction of
incorporation or organization) I.R.S. Employer Identification Number)

128 Second Street South, Great Falls, Montana    59401
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

State issuer's revenues for its most recent fiscal year $2,980,779.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of February 28, 2004, 747,951 shares held by non-affiliates were outstanding. The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of February 28, 2004 was approximately $934,939 based upon the average bid price as reported by Nasdaq.com.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

10,451,023 shares $.05 par value common stock are outstanding as of February 28, 2004.

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the documents are incorporated: (1) any annual report to security holders: 2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933
("Securities Act"). The listed documents should be clearly described for identification.

Portions of the TSI, Inc. Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference into Parts I, II, III and IV of this Form 10-KSB.

TSI, INC.

PART I


ITEM 1.	DESCRIPTION OF BUSINESS AND
ITEM 2.	DESCRIPTION OF PROPERTY

A description of the Company's business and property ownership is set forth on Page 1 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2003, which description is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS

No legal proceedings presently pending by or against TSI, Inc., are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company and its subsidiaries taken as a whole.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 2003.






























1.

TSI, INC.

PART II


ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS,

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION, AND

ITEM 7.	FINANCIAL STATEMENTS


Items 5, 6 and 7 are set forth on Page 19, Pages 1 and 2 and Pages 6 through 18, respectively, of Exhibit 13, TSI, Inc. Annual Report to Shareholders for the year ended December 31, 2003, which report is incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent auditors on any matter of accounting principles or practices or financial statement disclosure or auditing scope or procedure since the Company's inception of a nature which, if not resolved, would have caused the accountant to make reference in connection with its report. On October 20, 2003, Dwyer & Company, CPA, PC, our independent accountant, resigned when the review for the period ending September 30, 2003 was completed. On February 23, 2004, we engaged Anderson ZurMuehlen & Co., P.C. as our principal accountant to audit our financial statements. The decision to change was approved by the Board of Directors. Dwyer & Company, CPA, PC's report on the financial statements for either of the past two years did not contain an adverse opinion and was not modified as to uncertainty, audit scope or accounting principles. A current report on Form 8-K was filed with the SEC on February 24, 2004 regarding the change in auditors.


ITEM 8A.	CONTROLS AND PROCEDURES

	Evaluation of disclosure controls and procedures. Based on an evaluation carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer during the 90-day period prior to the filing of this report, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are, to the best of their knowledge, effective.

Changes in internal controls. Subsequent to the date of this evaluation, our Chief Executive Officer and Chief Financial Officer are not aware of any significant changes in our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weakness, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by us, in reports that we file or submit under the Securities Act, is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules or regulations.



2.

TSI, INC.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE
ACT.

The following are the directors and executive officers of the Company. All directors and officers serve as such until the 2004 annual meeting of shareholders or until their successors are elected and qualify.

NAME, AGE, AND YEAR ELECTED			POSITION

John  Ross			50, 		2000	Director, President
A.M. McCann			81, 		2002  Director
Tyler Arneson		24,		2002	Director
Paul J. McCann		83,		2003	Chief Executive Officer
D. M. Mellinger		50,		2003	Chief Financial Officer

John Ross, a representative for the Maytag Corporation, is also a director of Diversified Realty, Inc. A.M. McCann is a director of
M Corp.  Paul J. McCann is the Chief Executive Officer for Diversified
Realty, Inc. and for M Corp.   D. M. Mellinger is the Chief Financial
Officer for Diversified Realty, Inc. and for M Corp. Tyler Arneson is also a director of DiversifiedRealty, Inc. and Consulting Associates, Inc.

Family Relationships
Tyler Arneson is a grandchild of Anne Marie and Paul J. McCann. Members of the Anne Marie and Paul J. McCann family control, directly or indirectly, a majority of the outstanding common stock of M Corp. M Corp owns approximately 92% of the Company's issued and outstanding common stock. There are no other family relationships among the individuals listed above nor are there any arrangements or understandings pursuant to which any of them were elected as officers or directors.

Following are the executive officers of the Company and a description of their principal business experience:
Name and Position   		   Principal Business Experience

John Ross, President/Director	   Sales Representative, Maytag Corporation
Billings, Montana
A. M. McCann, Director      	   Retired Businesswoman
Clearwater, Florida

Tyler Arneson, Director		   Carpenter
Billings, Montana

Paul J. McCann, 		         Business Manager and CEO
Chief Executive Officer		   Clearwater, Florida

D. M. Mellinger, 			   Accountant
Chief Financial Officer		   Great Falls, Montana

The Company's Board of Directors acts as the Company's audit committee. TSI, Inc.'s stock is listed as an "other OTC", a security that is not listed on any national stock exchange nor quoted on the Pink Sheets or the OTCBB.

Based solely on its review of reports of persons subject to Section 16 of the Securities and Exchange Act, the Company believes that required reports were filed in a timely manner disclosing transactions involving the Company's common stock.

3.

TSI, INC.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table. The following table shows the cash compensation paid by the Company and its consolidated subsidiaries to the Company's President and Chief Executive Officer for 2003, 2002 and 2001. No other officer compensation was paid by the Company or its consolidated subsidiaries in excess of $100,000 for 2003, 2002 or 2001.

     Summary Compensation Table

Name and					Calendar 		Total Cash
Principal Position     			Year			Compensation


John Ross					2003			$0
President 					2002			$0
						2001			$0

Paul J. McCann				2003			$198,000
Chief Executive Officer			2002			$198,000
						2001			$436,862

The Company has no pension plan, no stock option or stock appreciation rights plans and no long-term incentive plans and there was no other material compensation paid during the year ended
December 31, 2003. The Company has not adopted a formal plan for the compensation of directors. During 2003 the Company and its consolidated subsidiaries paid a total of $ 2,258 to directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on February 28, 2004.
                                         Amount and Nature
 Title of    	Name and Address of      of Beneficial 	Percent
  Class       	 Beneficial Owner        Ownership     	of Class

$.05 Par		M Corp		       9,694,877 (1)	92.6%
Value Common  	110 Second Street South    Direct
Stock         	Great Falls, Montana


(1) At February 28, 2004 members of the Anne Marie and Paul J. McCann family indirectly controlled a majority of the outstanding stock of M Corp. Members of the Anne Marie and Paul J. McCann family own directly a total of 4,745 shares of the Company's outstanding stock. Neither Anne Marie McCann nor Paul J. McCann own any shares of stock in TSI, Inc. Anne Marie McCann and Paul J. McCann disclaim beneficial ownership in any stock of TSI, Inc.





4.

TSI, INC.



ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT - Continued

(b)	Security Ownership of Management

The following table sets forth as of February 28, 2004, information concerning the beneficial ownership of the Company's common stock by each director and each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:

               		      Amount and Nature
Name of Beneficial Owner    	of Beneficial Ownership   Percent

John Ross				None (1)		           --

Paul J. McCann                None (1) 	                 --

All Directors and Officers    None (1)                     --
 as a Group

(1) See Note (1) item 11(a) on preceding page.


(c)	Changes In Control

The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.


ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with the Company's parent company, its subsidiaries and other related parties are disclosed in Note 9 of the notes to consolidated financial statements in the Annual Report to Shareholders for the year ended December 31, 2003, which note is incorporated herein by reference. M Corp owns approximately 92.6% of the Company's outstanding stock.


5.

TSI, INC.




ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits

Signatures                                                              8
No. 3.1		Articles of Incorporation                             9
	No 3.2		By-Laws                                         9
	No. 10		Material Contracts                              9
	No. 13		TSI, Inc. Annual Report to Shareholders for
			the year ended December 31, 2003,
			incorporated by reference in this Form 10KSB          21
	No. 14.1	Code of Ethics                                        10
	No. 16		Letter on Change in Certifying Accountant       12
	No. 22		Subsidiaries                                    20
	No. 23.1	Letter of Consent                                     13
	No. 23.2	Letter of Consent                                     14
	No. 27		Financial Data Schedules - TSI, Inc. Annual
			Report to Shareholders for the year ended
			December 31, 2003, Pages 6-18 of Exhibit 13,
			Incorporated by reference in this Form 10-KSB         21
	No. 31.1	Certification required under Section 302           15-16
	No. 31.2	Certification required under Section 302           17-18
	No. 32.1	Certification required under Section 906              19
	No. 32.2	Certification required under Section 906              19

 (b)		Reports on Form 8-K

No current reports on Form 8-K were filed by the Company during the three months ended December 31, 2003. Subsequently, Form 8K was filed February 24, 2004 disclosing the resignation of Dwyer and Company, CPA, PC on October 20, 2003 and upon engagement of new auditing firm, Anderson ZurMuehlen on February 23, 2004. On April 30, 2004, Form 8-K/A was filed including additional disclosures required by the Securities Exchange Commission.


ITEM 14. 	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate fees for professional services rendered by Dwyer & Company CPA PC for the audit of annual financial statements and its review of financial statements included in Forms 10QSB in fiscal years 2002 and 2003 were $24,000 and $6,000, respectively. The aggregate fees billed for professional services rendered by Anderson ZurMuehlen & Co., P.C. for its audit of our annual financial statements in the fiscal year 2003 were $14,500.




6.

TSI, INC.

`
ITEM 14. 	PRINCIPAL ACCOUNTANT FEES AND SERVICES-CONTINUES

Audit-Related Fees
During the 2002 and 2003 years, there were no aggregate fees for audit related services.

Tax Fees
There were no professional service fees rendered by the principal accountant for tax advice, tax compliance or tax planning for the fiscal year 2002 or 2003.

Other Fees
There were no "other fees" during the 2003 and  2002 fiscal years.



ITEM 15. PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS.

The following table represents the total number of shares repurchased by TSI, Inc. during 2003.

						     Total Number        Maximum Number
    		Total Number  Average Price  Shares Purchased as of Shares that May
       	 of Shares	  Paid	     a Part of Publicly	 Yet Be Purchased
		 Purchased	  Per Share	     Announced Plans	 Under the Plans

Period

Jan 1-31, 2003	   -0-	 $2.00		-0-			-0-
Feb 1-29, 2003	   850	  2.00		-0-			-0-
Mar 1-31, 2003	   -0-	  2.00		-0-			-0-
Apr 1-30, 2003	 1,550	  2.00		-0-			-0-
May 1-31, 2003	 1,921	  2.00		-0-			-0-
June 1-30,2003	   -0-	  2.00		-0-			-0-
July 1-31, 2003	   350	  2.00		-0-			-0-
Aug 1-31, 2003	   -0-	  2.00		-0-			-0-
Sept 1-30,2003	   250	  2.00		-0-			-0-
Oct 1-31, 2003	   350	  2.00		-0-			-0-
Nov 1-30, 2003	   700	  2.00		-0-			-0-
Dec 1-31, 2003	 1,100	  2.00		-0-			-0-
   Totals		 7,071	 $2.00		-0-			-0-

No transactions in the cash repurchase of 7,071 shares were done pursuant to publicly announced plans or programs. All transactions were processed at the request of security holders via phone calls or mail.




7.

TSI, INC.

SIGNATURES







In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TSI, INC.




Date:  April 14, 2004			By:  s/John Ross,
John Ross,
                                   President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2004




Director						s/Tyler Arneson
							   Tyler Arneson

Director						s/A, M. McCann
A.	M. McCann

Chief Executive Officer				s/Paul J. McCann
							  Paul J. McCann

Chief Financial Officer				s/D. Mellinger
							   D. Mellinger






8.

TSI, INC.

EXHIBIT 3.1

ARTICLES OF INCORPORATION

There have been no amendments to the Articles of Incorporation for TSI, Inc. during the 2003 or 2002 calendar years.




EXHIBIT 3.2

BY-LAWS

During the last two years ending December 31, 2003 and December 31, 2002, there were no changes to TSI, Inc.'s By-laws.






EXHIBIT 10

MATERIAL CONTRACTS

No material contracts were executed or became effective during 2003 or 2002.

TSI, INC.

EXHIBIT 14.1

CODE OF ETHICS

Principles Governing Professional and Ethical Conduct

It is the policy of TSI, Inc. (the "Company") that the Company's
Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller (or persons performing similar functions) adhere to, advocate and promote the following principles:

	-Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
	-Full, fair, accurate, timely and understandable disclosures in reports and documents that the Company files with, or submits to, the SEC and other public communications made by the Company; and
	-Compliance with laws, rules and regulations applicable to the Company.


Reporting and Treatment of Violations

Persons who become aware of suspected violations of this Code should report such suspected violations promptly to the Chief Financial Officer, who will forward such report to the Company's Chief Executive Officer and Board of Directors. To assist in the response to or investigation of the alleged violation, the report should contain as much specific information as possible to allow for proper assessment of the nature, extent and urgency of the alleged violation. Without limiting the foregoing, the report should, to the extent possible, contain the following information:
	-the alleged event, matter or issue that is the subject of the alleged violation;
	-the name of each person involved;
	-if the alleged violation involves a specific event or events, the approximate date and location of each event; and
	-any additional information, documentation or other evidence available relating to the alleged violation.

The Chief Executive Officer shall have the power to monitor, investigate, make determinations and recommend action to the Board of Directors with respect to violations of this Code. In determining whether a violation of this Code has occurred, the Chief Executive Officer may take into account:
	-the nature and severity of the violation;
	-whether the violation was a single occurrence or involved repeated occurrences;
	-whether the violation appears to have been intentional or inadvertent;
	-whether the person in question had been advised prior to the violation as to the proper course of action;
	-whether the person in question had committed other violations in the past; and
	-such other facts and circumstances as the Chief Executive Officer shall deem advisable in the context of the alleged violation.





10.

TSI, INC.

CODE OF ETHICS

Consequences of Violations

If a violation is substantiated, the Board of Directors, upon the recommendation of the Chief Executive Officer, may impose such sanctions or take such actions as it deems appropriate, including but not limited to, the following:
	-Disciplinary action (including censure, re-assignment, demotion, suspension or termination);
	-Pursuit of any and all remedies available to the Company for any damages or harm resulting from a violation, including injunctive relief; and
	-Referral of matters to appropriate legal or regulatory authorities for investigation and prosecution.


Requests for Waivers and Changes in Code

A waiver of a provision of this Code shall be requested whenever there is reasonable likelihood that a contemplated action will violate the Code. Any waiver (including an implicit waiver) that constitutes a material departure from a provision of the Code shall be publicly disclosed on a timely basis, to the extent required by applicable rules and regulations of the SEC. In addition, any amendments to this Code (other than technical, administrative or other non-substantive amendments) shall be publicly disclosed on a timely basis, to the extent required by applicable rules and regulations of the SEC.























11.

TSI, INC.

EXHIBIT 16

LETTER ON CHANGE IN CERTIFYING ACCOUNTANT


[DWYER & COMPANY, CPA, PC LETTERHEAD]

DWYER & COMPANY, CPA, PC [LOGO]

18 6th Street North, Suite 200, Great Falls, MT   59401
Phone (406) 453-2463  Fax (406) 727-3225





We have read the Form 8-K, item 4, for TSI, Inc.,
(SEC File No. 0-2054) dated February 23, 2004, and
Form 8-K/A dated April 27, 2004, and we agree with the statements made therein concerning our resignation.


Sincerely,



/s/Dwyer & Company, CPA, PC
    Dwyer & Company, CPA, PC





















12.

TSI, INC.

EXHIBIT 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

[LETTERHEAD OF ANDERSON ZURMUEHLEN & CO., P.C.]

We consent to the use in this report on Form 10KSB of our report dated April 14, 2004, relating to the financial statements as of and for the year ended
December 31, 2003 of TSI, Inc.



	/s/Anderson ZurMuehlen & Co., P.C.


































13.

TSI, INC.

EXHIBIT 23.2

CONSENT OF INDEPENDENT ACCOUNTANTS - CONTINUED



[DWYER & COMPANY, CPA, PC LETTERHEAD]

DWYER & COMPANY, CPA, PC [LOGO]

18 6th Street North, Suite 200, Great Falls, MT
Phone (406) 453-2463   Fax (406) 727-3225



We consent to the use in this report on Form 10KSB of our report dated May 9, 2003, relating to the financial statements as of and for the year ended December 31, 2002 of TSI, Inc.






                          /s/ Dwyer & Company, CPA, PC
                              Dwyer & Company, CPA, PC




















14.

TSI, INC.

EXHIBIT 31.1

I, Paul J. McCann, certify that:


1. I have reviewed this annual report on Form 10-KSB of TSI, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of TSI, Inc., as of, and for, the periods presented in this report.

4. TSI, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for TSI, Inc. and have:

a.	Designed such disclosure controls and procedures, or caused
      such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to TSI, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b. Evaluated the effectiveness of TSI, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

c.	Disclosed in this report any change in TSI, Inc.'s internal
      control over financial reporting that occurred during TSI, Inc.'s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect TSI, Inc.'s internal control over financial reporting;

TSI, INC.

CERTIFICATION

 5. TSI Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to TSI, Inc.'s auditors and the audit committee of TSI, Inc.'s Board of Directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the
      design or operation of internal controls over financial reporting which are reasonably likely to adversely affect TSI, Inc.'s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in TSI, Inc.'s internal control over financial reporting.



    Date: April 15, 2004   s/Paul J. McCann
                           Paul J. McCann, Chief Executive Officer























16.

TSI, INC.

EXHIBIT 31.2

CERTIFICATION

I, D. Mellinger, certify that:

1.	I have reviewed this annual report on Form 10-KSB of
     TSI, Inc.

2.	Based on my knowledge, this report does not contain any
    untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other
    financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of TSI, Inc., as of, and for, the periods presented in this report.

4.	TSI, Inc.'s other certifying officers and I are responsible
    for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for TSI, Inc. and have:

a.	 Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to TSI, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	 Evaluated the effectiveness of TSI, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

c.	Disclosed in this report any change in TSI, Inc.'s internal
      control over financial reporting that occurred during TSI, Inc.'s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect TSI, Inc.'s internal control over financial reporting;



17.

TSI, INC.

CERTIFICATION

5. TSI Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to TSI, Inc.'s auditors and the audit committee of TSI, Inc.'s Board of Directors (or persons performing the equivalent functions):

a.	 All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect TSI, Inc.'s ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in
       TSI, Inc.'s internal control over financial reporting.



    Date: April 15, 2004     s/D. Mellinger
                            D. Mellinger, Chief Financial Officer























18.

TSI, INC.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of TSI, Inc. on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Chief Executive Officer of TSI, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully compiles with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial conditionand result of operations of TSI, Inc.

Date:  April 14, 2004 	 s/Paul J. McCann
                      Paul J. McCann,
                      Chief Executive Officer




EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of  TSI, Inc. on Form
10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, D. Mellinger, Chief Financial Officer of TSI, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of TSI, Inc.

Date:  April 14, 2004           s/D. Mellinger
   			   D. Mellinger, Chief Financial Officer

19.

TSI, INC.

EXHIBIT #22

SUBSIDIARIES






                                                          Percentage
                                                            Voting
       							          Securities
							 State of	     Owned By
Name of Company					Organization    Registrant

UAC, Inc.                                 Delaware          87.3

TSI Business Systems, Inc.                Montana          100.0

TSI Leasing, Inc.                         Montana          100.0

Personnel Services, Inc.
(Formally First Montana Title
    Company of Great Falls)               Montana            (1)

First Montana Title Insurance Company     Montana          100.0

First Montana Title Company of Billings   Montana            (2)

First Montana Title Company of
   Cut Bank   (Inactive)                  Montana            (2)

First Montana Title Company of
   Forsyth                                Montana            (2)

Consulting Associates, Inc.               Montana            (1)

Merritt Properties, Inc.                  Montana            (2)

Lake Place, Inc.                          Montana            (3)

Miramar, Inc.                             Montana         100.0





(1)	Owned 100% by UAC, Inc.
(2)	Owned 100% by First Montana Title Insurance Company
(3)	Owned 100% by Miramar, Inc.





20.

TSI, INC.


ANNUAL REPORT


2003



































21.

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

During 2001 UAC, Inc., a subsidiary of the Company, through its wholly-owned subsidiary sold the title agency assets it owned and operated in Montana. During 1988 through 1991, UAC, Inc., primarily through its wholly-owned subsidiary, acquired residential rental units in Montana.

TSI owns rental property in Helena, Montana and subsidiaries of the Company own rental property in Polson, Billings, and Great Falls, Montana, for a total of seventy two residential rental units with an average occupancy rate of 180 persons. TSI, Inc. and it's subsidiaries own two commercial buildings listed for rent. The Company's investments in rental properties is set forth in Note 8, Rental Property, of the Notes to Consolidated Financial Statements.

The Company is a 92% owned subsidiary of M Corp, a financial holding company located in Great Falls, Montana. Transactions with the Company's parent company and its affiliates are set forth in Note 9, Related Party Transactions, of the Notes to Consolidated Financial Statements.

The Company operates in a competitive business environment and is not dependent upon one or a few major customers. Management believes that TSI, Inc. is adequately insured in all respects. Information concerning the Company's industry segments is set forth in Note 11 (Information on Segments of Business) of the Notes to Consolidated Financial Statements. The Company and its subsidiaries employed three full time and fifty eight part time seasonal maintenance workers during 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

TSI, Inc. delivers annual reports to security holders including audited financial statements. The Company files required annual and quarterly reports with the Securities Exchange Commission (SEC). The SEC maintains a website which contains reports, proxy and information statements, and other information available for viewing at http://www.sec.gov.

TSI, INC.

AND CONSOLIDATED SUBSIDIARIES

ANNUAL REPORT


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - Continued

TSI, Inc. plans to continue operations while constantly looking for ways to improve profitability and remain competitive in each market.

Title insurance premiums and related fees increased $347,013
(28.2%) in 2003 as compared with 2002 due to a general increase in the real estate economies within which the Company operates.

Interest revenues decreased $84,528 (37.8%) in 2003 as compared with 2002 primarily due to a decrease in interest-bearing deposits and a decrease in interest rates earned on such deposits.

Rent revenues increased $14,152 (3.5%) in 2003 as compared with 2002 due primarily to increased rental rates.

Other income increased $251,579 (41.7%) in 2003 as compared with 2002. During 2002 the Company recognized net gains on the disposition of investments in the total amount of $6,357, whereas 2003 dispositions of such resulted in a gain of $136,536. The increase in gains recognized on the disposition of investments in 2003 was the primary reason for the increase in other income in 2003 as compared with 2002.

Salaries increased $173,035 (17.9%) in 2003 as compared with 2002 due primarily to an increase in the number of personnel employed in the Company's operations.

The provision for depreciation increased $9,297 (11.9%) in 2003 as compared with 2002.

Transactions with the Company's parent company and other affiliates are disclosed in Note 9, Related Party Transactions, of the Notes to Consolidated Financial Statements.

Income tax expense decreased $140,881 (103.7%) in 2003 as compared with 2002 due primarily to the contribution of appreciated investments during the year.

The Company is considering acquisitions which would deplete the Company's available cash and thus affect the liquidity of the Company.

TSI, INC.

AND CONSOLIDATED SUBSIDIARIES

FINANCIAL REPORT

DECEMBER 31, 2003




CONTENTS




 	    PAGE

AUDITOR'S REPORTS	                                    4-5


FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2003 and 2002	       6-7


Statements of Income and Comprehensive Income
      for the Years Ended
 December 31, 2003 and 2002 	                         8


	Statements of Stockholders' Equity
	 for the Years Ended
 December 31, 2003 and 2002 	                         9


Statements of Cash Flows for the Years Ended
 December 31, 2003 and 2002	                       10-11


Notes to Consolidated Financial Statements	     12-18


OTHER INFORMATION	                                    19

Report of Independent Auditors



To The Board of Directors
TSI, Inc.
Great Falls, MT  59405


We have audited the accompanying consolidated balance sheets of TSI, Inc. and consolidated subsidiaries as of December 31, 2003, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
The financial statements of TSI, Inc. for the year ended December 31, 2002 were audited by other auditors whose report, dated May 9, 2003 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TSI, Inc. and consolidated subsidiaries as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles accepted in the United States of America.






ANDERSON ZURMUEHLEN & CO., P.C.


April 14, 2004
Helena, Montana

REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
TSI, Inc.
Great Falls, MT   59401

We have audited the accompanying balance sheet of TSI, Inc., as of December 31, 2002, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an Opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TSI, Inc., as of December 31, 2002, and the results of its operation and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




s/Dwyer & Company, CPA, PC

Dwyer & Company, CPA, PC
18 6th Street North, Suite 200
Great Falls, MT   59401


May 9, 2003
Great Falls, MT

TSI, INC.

AND CONSOLIDATED SUBSIDIARIES

BALANCE SHEETS

DECEMBER 31, 2003 and 2002



ASSETS								2003		      2002


Current Assets

   Cash (Note 2)						$	23,631,132 	$ 23,337,149

   Investment Securities (Note 3)				 1,189,089 	   1,011,648

   Trade Accounts Receivable, Less Allowance
     for Doubtful Accounts of $11,500
     in 2002 and 2003					          95,991 	     102,513

   Prepaid Expenses						    45,863    	 --

              Total Current Assets			$	24,962,075 	$ 24,451,310


Noncurrent Investments (Note 3)				   714,149 	    586,580

Other Assets	             					--		2,238

   Deferred Tax Asset						    90,017 	     14,800

Investments In Property, Plant and
  Equipment, at Cost (Notes 1 and 8)

   Buildings							2,051,552 	  2,047,260

   Furniture, Fixtures and Equipment	              180,247 	    473,924

								      2,231,799 	  2,521,184
      Less Accumulated Depreciation			    (1,774,818)	(2,039,769)
								        456,981 	    481,415

   Title Plants							  117,865 	    117,865

   Land								   76,318 	      80,453

      Net Property, Plant and Equipment			  651,164 	     679,733

							     $     26,417,405 	$ 25,734,661







See Notes to Consolidated Financial Statements.

TSI, INC.

AND CONSOLIDATED SUBSIDIARIES

BALANCE SHEETS

DECEMBER 31, 2003 and 2002


LIABILITIES AND STOCKHOLDERS' EQUITY				2003		2002


Current Liabilities

   Accounts Payable					$	70,770 	$	73,500

   Accrued Liabilities (Note 4)				118,213 		126,563

   Due to Parent Company (Note 9)				159,394 		206,764

   Related Party Payable (Note 9)				135,129 		135,129

   Income Taxes Payable (Notes 1 , 3 and 5)		70,000 		137,297

   Deferred Income Taxes (Notes 1, 3 and 5)		304,415 		   --

              Total Current Liabilities			857,921 		679,253

Provision for Estimated Title and
  Escrow Losses (Note 6)					785,355 		815,013

Minority Interests in Consolidated Subsidiaries		393,518 		391,503

Deferred Income Taxes (Notes 1, 3 and 5)			   --		      128,500

Other Liabilities							  7,535 		 15,755

		Total Non-Current Liabilities		    1,186,408 	    1,350,771


Stockholders' Equity

   Common Stock, $.05 Par Value,
     30,000,000 shares authorized,
     10,462,755 shares and 10,469,826
     shares issued and outstanding as of
     December 31, 2003 and 2002,
     respectively							523,137 		523,491

   Capital Surplus 					   19,132,043 	   19,145,831

   Retained Earnings (Notes 7 and 10)		    4,275,278 	    3,868,992

   Accumulated Other
     Comprehensive Income (Note 3)				442,618 		166,323


               Total Stockholders' Equity		   24,373,076 	   23,704,637

							$	26,417,405 	    $	   25,734,661



See Notes to Consolidated Financial Statements.

TSI, INC.

AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002



									2003		2002
Revenues

  Title Insurance Premiums and Related Fees $ 1,576,672 	$ 1,229,659

  Interest 						    138,940 	    223,468

  Rent						    410,427  	    396,275

  Other 						    854,740 	    603,161

							  2,980,779 	  2,452,563

Operating Expenses

  Salaries and Other Personnel Costs	  1,258,381 	     964,477

  Depreciation					     87,146 		77,849

  Rent						     62,939 		49,048

  Title and Escrow Losses			     16,019 		12,612

  Other General and Administrative Expenses 1,153,363 	     879,791

							  2,577,848 	   1,983,777

           Operating Income			    402,931 	     468,786

Minority Share of Consolidated
  Subsidiaries Net (Income) Loss			(1,726)	     (4,185)

Income Before Income Taxes				401,205 	     464,601

Income Taxes (Note 5)					  5,081 	   (135,800)

           Net Income					406,286 	     328,801

Other Comprehensive Income (Loss),
   Net of Income Taxes:
   Unrealized Holding Gains (Losses):
   Gain (Loss) Arising During Year			357,193 	    (105,892)
   Reclassification Adjustment			(80,898)		 2,892

           Other Comprehensive Income (Loss)	276,295 	    (103,000)

           Comprehensive Income 		  $	682,581 	$    225,801

Basic Earnings Per Share			$	  0.04	$	  0.03

Weighted Average Shares				  10,466,204 	  10,472,914

See Notes to Consolidated Financial Statements.

TSI, INC.

AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002


										Accumulated
										Other
				Common	Capital	Retained	Comprehensive
				Stock		Surplus	Earnings	Income	Total

Balances,
January 1, 2002	$  523,773  $ 19,155,123 $ 3,540,191 $ 269,323 $ 23,488,410

Net Income		    			           328,801 		   328,801

Cancelled Stock		(282)	     (9,292)				    (9,574)
Change in Net Unrealized
  Holding Gains, Net of 		         (103,000)		  (103,000)
  tax of $29,800
Balances,
December 31,
2002	             $  523,491  $ 19,145,831 $ 3,868,992 $ 166,323 $ 23,704,637

Net Income						      406,286 		   406,286
Cancelled Stock		(354)	     (13,788)			         (14,142)
Change in Net Unrealized
  Holding Gains, Net of 					    276,295     276,295
  tax of $175,915
Balances,
December 31, 2003	  $  523,137 $ 19,132,043 $ 4,275,278 $ 442,618 $ 24,373,076





See Notes to Consolidated Financial Statements.

TSI, INC.

AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002


INCREASE (DECREASE) IN CASH

								2003		     2002
CASH FLOWS FROM OPERATING ACTIVITIES:

  Cash Received From Customers		$	2,653,176 	$	2,133,095

  Cash Paid to Suppliers and Employees		(2,511,203)	    (1,925,007)

  Interest and Dividends Received in Cash	        193,594 		 285,524

  Income Taxes Paid in Cash				  (3,900)		(266,250)

Net Cash Provided By Operating Activities	     	  331,667 		 227,362

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash Proceeds From Sales and Redemptions
    of Property, Plant and Equipment		   10,250 		     --

  Cash Purchases of Minority Interests			--		   (228)

  Property and Equipment Purchases			 (62,712)         (55,934)

  Cash Received on Dispositions of
     Investments						1,156,944 	     1,320,479

  Cash Purchases of Current Investments		(1,080,654)	     (388,921)

Net Cash Provided By Investing Activities		    23,828 		 875,396

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net Cash Advances (To) From Parent Company	  (47,370)		 103,046

  Cash Purchases of Common Stock			  (14,142)		 (9,574)

Net Cash Provided by (Used in)
  Financing Activities		                    (61,512)		  93,472

     NET INCREASE IN CASH			        293,983        1,196,230

     CASH - BEGINNING OF YEAR				23,337,149 	    22,140,919

     CASH - END OF YEAR				$	23,631,132 	$   23,337,149






(Continued)

TSI, INC.

AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CASH FLOWS - Continued

FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002


RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES

								2003			2002

Net Income						$	406,286 	$	328,801

Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities:

  Depreciation						87,146 		77,849

   Provision for Title Losses				(29,658)            --

   (Gain) Loss on Sale of Fixed Assets		(24,878)		  --

   Deferred Income Tax Expense (Benefit)		(75,217)		(14,800)

   Change in Minority Interests			  2,015 		  4,185

  Realized (Gains) on Dispositions
    of Investments					(136,536)		(6,357)

   Property and Investments Donated			 273,557 		   --

Changes in Operating Assets and Liabilities:

    (Increase) Decrease in Accounts Receivable	6,522 		(17,386)

    Decrease in Other Assets				2,238 		   --

    (Increase) Decrease in Prepaid Expenses	(45,863)		  1,800

    Increase (Decrease) in Payables and
       Accrued Liabilities				(58,428)		(22,860)

    (Decrease) in Other Liabilities			(8,220)		 (8,220)

    Increase (Decrease) in Income Taxes Payable	(67,297)	     (115,650)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$	331,667 	$	227,362

NonCash Investing and Financing Activities:
   Donation of property and investments	$     273,557    	$        --









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

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect reported amounts of certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change ,in the near term relate to the provision for estimated title and escrow losses. Management believes the provision is adequate but not excessive based on current economic conditions.

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

The Company follows the practice of recording title insurance premiums as income upon the issuance of the title insurance policy or the collection of payment for the non-refundable title insurance preliminary commitment, whichever occurs first. All other fees and charges are recognized as income upon the rendering of services.

(f)	Policy of Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and money market accounts, all with original maturities of three months or less.

TSI, INC.
AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

(g)	Income Taxes

The Company and its subsidiaries file consolidated income tax returns with the Company's parent company. Income taxes are allocated to the Company based upon the ratio of the Company's pre-tax income to total consolidated pre-tax income. The Company follows the practice of recording deferred income taxes resulting from timing differences between financial reporting and income tax reporting. Investment tax credits, if any, are accounted for as a reduction of income tax expense in the years they are available for use under the flow-through method.

(h)  Comprehensive Income
Comprehensive income includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of other comprehensive income is unrealized gains and losses on available-for-sale securities.

(i)  Earnings Per Share
Basic earnings per share (EPS) is calculated by dividing net income by the weighted number of common shares outstanding for the period.

(j) Retirement Plans

The Company adopted an employees' savings plan under Section 401(k) of the Internal Revenue Code (the "Code") during 1998. The Company allows eligible employees to contribute the maximum percentage of their compensation allowed by the Code. The Company matches employee contributions in an amount equal to fifty percent of the first six percent of the employee's compensation up to a maximum of $1,080. Participants are at all times fully vested in their contributions and are gradually vested in the Company's contributions. The Company's 401(k) contributions and administrative costs were $5,716 and $6,160 for 2003 and 2002, respectively.

(k)	Reclassifications

Certain reclassifications have been made to the prior year amounts to make them comparable to the 2003 presentation. These reclassifications had no impact on previously reported net income.

2.	Cash Balances

The Company maintains accounts with various financial institutions and stock brokerage firms. Cash balances are insured up to $100,000 by either the Securities Investor Protection Corporation ("SIPC") or the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2003, cash balances totaling $21,533,249 were uninsured by either the SIPC or the FDIC.

TSI, INC.
AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2.  	CASH BALANCES - Continued
The Board of Directors of the Company has approved the Company's participation with its subsidiaries and M Corp in the purchase of all, or substantially all, the outstanding stocks of a bank, which if successfully accomplished would significantly affect the liquidity of the Company, the cash available to pay dividends and the cash available for other purposes and acquisitions.

3.  INVESTMENT SECURITIES AND OTHER INVESTMENTS
The Company has classified all of its current and noncurrent investments, except for restricted investments, as available for sale. Following is a summary of the Company's investments:

Current Assets:

					2003                       2002


Cost                        $  904,416                 $ 1,047,811
Gross Unrealized
  Holding Gains                313,236                      62,037
Gross Unrealized
   Holding Losses              (28,563)                   (98,200)
Fair Value                 $ 1,189,089                 $ 1,011,648


Noncurrent Assets:
Cost                       $  115,290                  $   166,443
Gross Unrealized
  Holding Gains               493,659                      315,137
Fair Value                 $  608,949                  $   481,580

Other noncurrent investments consist of certificates of deposit in the amount of $105,000 which are on deposit with the State of Montana Commissioner of Insurance and are restricted as to use by law, and $200 in reserve deposit with Peak Property Management in Bozeman, Montana.

Realized gains and losses are determined on the basis of specific identification. During 2003 and 2002, sales proceeds and gross realized gains and losses were as follows:



                                  2003                      2002
Sales Proceeds              $  1,411,738                $ 1,320,479
Gross Realized Gains        $    203,745                $     --
Gross Realized Losses       $     67,209                $     4,888








  4. ACCRUED LIABILITIES Accrued liabilities consist of the following at December 31,:
                                  2003                       2002
Property Taxes              $      --                   $   43,904
Compensation                       --                       46,274
Security Deposits                23,477                     18,952
Unearned Rental Income            6,418                       --
Other                            88,318                     17,433
                            $   118,213                 $  126,563

TSI, INC.
AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5. INCOME TAXES  The components of income tax expense (benefit) consist of the following:

Current:				    2003				2002
  Federal                   $     58,520                 $ 108,450
  State                           11,616                    42,150
                            $     70,136                 $ 150,600

Deferred:                         2003                      2002
  Federal                   $   (62,750)                 $(12,350)
  State                         (12,467)                   (2,450)
                            $   (75,217)                  $(14,800)
Total Income Tax
  Expense (Benefit)         $   (5,081)                  $135,800


The significant differences between the current provision for federal income taxes and the income taxes computed using the U.S. Federal income tax rates were as follows:

                                            2003           2002

Using federal statutory rate (34%)      $ 136,410       $ 159,387

Increase (reduction) in tax
resulting from:
   Non-taxable interest                  (38,252)        (47,420)
   Non-taxable dividends                 (13,007)        (21,099)
   Purchase accounting adjustments          --            (2,795)
   Minority Interest in Subsidiaries
     Income (Loss)                          --             1,423
   State Income Taxes                     (8,934)         39,700
   Contributions                         (17,170)          (251)
   Depreciation Expense                   (1,649)            --
   Other, Net                              1,122         (20,495)

     Current Federal Tax Provision      $ 58,520       $ 108,450

The components of deferred tax assets and liabilities on the balance sheet as of December 31, 2003 and 2002 are related to the following:

Deferred Income Tax Assets:               2003            2002
  Accumulated Depreciation            $  24,892        $  14,800
  Contribution Carry Forward             62,715             --
  State NOL Carry Forward                 2,410             --

                                      $  90,017        $  14,800

Deferred Income Tax Liabilities:
  Unrealized Gain on Available for
    Sale Securities                   $ 304,415        $ 128,500

The Company has assessed the need for establishing a valuation allowance for its deferred income tax assets and has determined that such an allowance is unnecessary.

TSI, INC.
AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


6.	PROVISION FOR ESTIMATED TITLE AND ESCROW LOSSES

The Company's wholly-owned subsidiary, First Montana Title Insurance Company (FMTIC) issues title insurance policies in the State of Montana. The terms of policies issued are indefinite and premiums are not refundable. FMTIC is a party to various lawsuits wherein, among other things, plaintiffs generally claim defects in insured titles, unreported liens or improper practices. FMTIC is also required under many of its policies issued to provide defense for its insureds in litigation founded upon alleged defects or other matters insured against by the policy. Such litigation and claims are normal occurrences within the title insurance industry. In accordance with generally accepted accounting practices, FMTIC has established a provision for estimated title and escrow losses which appears on the consolidated balance sheets under the same title. FMTIC has established the provision for estimated losses on (1) claims known to FMTIC and (2) claims unknown to FMTIC but incurred upon issuance of policies as well as for estimated external settlement expenses to be incurred. The provision has been reduced for estimated recoveries.

7.	COMMITMENTS & CONTINGENCIES

The Company leases its office buildings in Billings and Forsyth from third parties. Agreements for the leases of office space are month to month. Rental expense for office space for the years ended December 31, 2003 and 2002, was $56,075 and $38,904, respectively. Annual rental commitments for the ensuing calendar years are as follows: 2004 - $56,268 and 2005 - $56,268.

The board of directors has approved the Company's participation with M Corp, its parent, in an attempt to purchase a bank. Should the purchase take place, the liquidity of the Company will be significantly affected.


8.	RENTAL PROPERTY

The Company is the lessor of property under operating leases expiring in calendar year 2003. The following is a summary of property leased or held for lease at December 31, 2003:


Buildings                                      $ 1,816,998
Land                                                61,125
                                                 1,878,123

Less: Accumulated Depreciation                   1,434,837
                                               $   443,286

There are no minimum future rentals to be received on non-cancelable leases as of December 31, 2003 and the consolidated statements of income do not contain any contingent rental income.

TSI, INC.

AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.	RELATED PARTY TRANSACTIONS

The Company maintains a non interest-bearing demand account with its parent company, M Corp. M Corp owns approximately 92% of the Company's outstanding stock. The Company had transactions with its parent company or affiliates during 2003 and 2002, as follows:
							       2003           2002

Due to Parent, Beginning of Year           $ (206,764)      $  (110,110)

Charge for Managerial Assistance           $ (113,000)      $  (132,000)

Net Cash Transfers to Parent                  367,000           182,584

Charge for Property Insurance                (26,488)           (43,880)

Income Taxes Paid by Parent                  (93,685)              --

Income Tax Allocation                        (86,457)          (103,358)

   Due to Parent, End of Year              $(159,394)       $  (206,764)

At December 31, 2003 and 2002, the Company owed $135,129 to Jefferson Management Company. Jefferson owns 44.7% of the Company's parent, M Corp.

10.	DIVIDEND RESTRICTIONS

TSI, Inc., the parent company, depends in part upon cash dividends from its subsidiaries for the funding of its cash requirements. Dividends paid to TSI, Inc. by its subsidiary, First Montana Title Insurance Company (FMTIC) are restricted by statutes of the State of Montana. FMTIC is required to obtain regulatory approval before making any dividend distributions. At December 31, 2003, substantially all of consolidated retained earnings were subject to such restrictions. At December 31, 2003, FMTIC's statutory capital and surplus as regards policyholders amounted to $ 9,724,150.

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

				Sales To		  Segment	Total Net		   Expenditures
				Outside   Interest  Operating Segment Depreciation For Segment
				Concerns  Revenues  Profit	Assets  Expense	   Assets

Year Ended
December 31, 2003:

 Financial Holding
 Company 		 $   19,112 $ 69,748 $(186,849) $9,347,494 $   500 $2,000
 Title Insurance
 Operations	        2,402,050   63,622  748,193  16,062,099  17,528  27,362
 Rental Properties    420,677    5,570 (158,413)   1,007,812  69,118 33,350

Consolidated	 $ 2,841,839$138,940  $402,931 $26,417,405 $87,146$ 2,712

Year Ended December 31, 2002:

 Financial Holding
 Company 		   $   29,175 $101,528  $(99,977)$10,146,581 $  --  $	--
 Title Insurance
 Operations	          1,795,425  121,940   598,942 14,975,868  9,110  20,824
 Rental Properties      396,275 	-      (30,179)    597,412 68,739 35,112

Consolidated        $ 2,220,875 $223,468 $ 468,786 $25,719,861$77,849 $55,936

TSI, INC.

AND CONSOLIDATED SUBSIDIARIES

DIRECTORS AND OFFICERS



NAME					OCCUPATION

John Ross				Manufacturer Representative
President                     Billings, Montana


Tyler Arneson			Carpenter,
Director                      Billings, Montana

A.M. McCann				Retired
Director				Clearwater, Florida


Paul J. McCann			Business Owner
Chief Executive Officer		Clearwater, Florida

D.M. Mellinger			Accountant
Chief Financial Officer		Great Falls, Montana

	MARKET INFORMATION

The Company's common stock, under the symbol "TSIA", is listed as an "Other OTC", a security that is neither listed on Nasdaq or any stock exchange, nor quoted on the Pink Sheets or the OTCBB; bids and offers are not centrally collected. The range of high and low bid prices and the trading volume of the Company's common stock for each quarter during 2003 and 2002 are indicated below, per the Nasdaq.com webbsite. Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                          2003                       2002

Quarter         High    Low    Volume         High    Low    Volume

First           .00     .00    None           .10    .10      None
Second         2.18     .00    1,300          .10    .10      None
Third           .50     .50    None           .10    .10      None
Fourth         2.00     .50    400            .10    .00     1,000

No dividends were paid in 2003 or 2002.

There are approximately 3,055 holders of record of the Company's common stock.

A copy of the Form 10-KSB Annual Report may be obtained upon written request to the Company.

TSI, INC.
P. O. Box 2249
110 Second Street South
Great Falls, MT  59403-2249
406-727-2602

19