Form 10QSB
period 2004-03-31
TSI INC /MT/
filed 2004-07-16
CIK 99506

U.S. Securities and Exchange Commission
Washington, D. C.  20549
FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended   March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         Class                   Outstanding at March 31, 2004
$.05 Par Value Common Stock             10,439,687 Shares

Transitional Small Business Disclosure Format (Check One):
Yes  ; No  X

TSI, INC.

INDEX


MARCH 31, 2004






Page Number
PART I

  Condensed Financial Statements:

Balance Sheet -March 31, 2004	                    2

Statements of Income and Comprehensive Income -
  Three Months Ended March 31, 2004 and 2003	    3

Statements of Cash Flows -
  Three Months Ended March 31, 2004 and 2003	    4

Notes to Financial Statements                     5-6

Management's Discussion and Analysis of the
      Statements of Income	                    7

Controls and Procedures                             8

PART II

  Other Information	                         9-10

  Signatures	                                   11

  Certifications				14-18

TSI, INC.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2004


ASSETS

Current Assets
   Cash	                 $	20,091,883
   Marketable Securities,
    at Fair Value		 4,626,306
   Receivables, Net		    77,334

   Prepaid Expenses		    41,599

      Total Current Assets      24,837,122

Other Assets

   Noncurrent Investments,
    at Fair Value 		   706,060

Property, Plant and Equipment,
  Net		                   769,597

Total Assets	          $	26,312,779


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable and
    Accrued Liabilities	  $	   181,575
   Income Taxes Payable		    37,941
   Current Deferred Income Taxes   115,319
   Due to Parent Company	   159,394

   Related Party Payable           135,129

       Total Current Liabilities   629,358

Provision for Estimated Title
  and Escrow Losses		   778,748

Minority Interests 		   371,557

Long Term Deferred Income Taxes	   128,670

Stockholders' Equity
   Common Stock, $.05 Par Value,
     30,000,000 shares authorized,
     10,439,687 shares issued &
      outstanding		   521,984
   Additional Paid-In Capital	19,087,260
   Retained Earnings		 4,339,110
   Accumulated Other
    Comprehensive Income	   456,092
       Total Stockholders'
        Equity	                24,404,446

Total Liabilities and
  Stockholders' Equity	 $	26,312,779

See Notes to Consolidated Financial Statements.

          TSI, INC.
    CONSOLIDATED STATEMENTS
OF INCOME AND COMPREHENSIVE INCOME




		         For The Three Months
		               Ended
		              March 31,
		         2004		2003

Operating
 Revenues	        $ 564,407 	$ 657,026

Operating
  Expenses

  Salaries and
     Payroll Costs2       81,011 	  231,006

  Depreciation		  20,665 	   17,790

  Other Expenses	 176,199 	  287,367

  Total Expenses	 477,875 	  536,163

      Operating Income	  86,532 	  120,863


Minority Portion
   Of Income		 (4,160)	  (1,839)

		          82,372 	  119,024

Income Tax Expense	(18,539)	  (13,130)

      Net Income	 63,833 	  105,894

Other Comprehensive Income
  Increase (Decrease) in
  Unrealized Holding Gains,
  Net of Income Taxes	 13,474 	   17,330

      Comprehensive
        Income	   $	 77,307 	$ 123,224

Basic Earnings Per
  Share	           $	 0.006	        $    0.01

Weighted Average
   Shares	     10,453,859 	10,469,291


      See Notes to Consolidated Financial Statements.

TSI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS




		                       For The Three Months
		                              Ended
		                             March 31,
		                        2004		2003
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Cash From Operations	$     73,074 	$    157,562


Net Cash Provided By
   Operating Activities		      73,074 	     157,562


CASH FLOWS FROM INVESTING ACTIVITIES

  Cash Purchases of Furniture and
    Building Improvements	    (137,488)	     (14,206)

  Cash Used For Purchases of
    Marketable Securities
    Available For Sale		  (3,442,291)	  (1,012,610)

  Cash Received on Dispositions
    of Marketable Securities
    Available For Sale		      13,392          117,782

Net Cash Provided (Used) By
   Investing Activities		 (3,566,387)	    (909,034)

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash Purchases of Common Stock    (45,936)	      (1,700)
  Cash Provided (Due From)
    Parent Company		      --	      105,857

Net Cash Provided (Used) By
   Financing Activities		    (45,936)          104,157

NET DECREASE IN CASH		 (3,539,249)	    (647,315)

CASH - BEGINNING OF PERIOD	  23,631,132       23,337,149

CASH - END OF PERIOD	    $	  20,091,883 	$  22,689,834

See Notes to Consolidated Financial Statements.

4

TSI, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

Note. 1  Basis of Presentation
In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of March 31, 2004 and the results of the Company's operations and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 and 2003 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

M Corp, Great Falls, Montana, owns approximately 92% of the
Company's issued and outstanding common stock.

Note 2.  Significant Accounting Policies
For purposes of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and money market accounts, all with original maturities of three months or less.

The Company's investment security portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at March 31, 2004. The unrealized holding gain at March 31, 2004, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at March 31, 2004.

Basic earnings per share (EPS) is calculated by dividing net income by the weighted number of common shares outstanding for the period.

Note 3.  Contingencies
The Board of Directors has approved the Company's participation in an attempt to purchase a savings and loan institution. The Company will participate in the purchase with its parent, M Corp. Should the purchase take place, the liquidity of the Company will be significantly affected.

TSI, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

Note 4.  Segment Information

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the period ended March 31, 2004:




                           Sales To             Segment
                           Outside    Interest  Operating
                           Concerns   Revenues  Profit


Financial
  Holding Company            $ 52,355    $24,191  $(25,986)
Title Insurance
  Operations                  369,383     10,477     76,297
Rental Properties             108,001        -       36,221

Consolidated                 $529,739    $34,668  $  86,532

TSI, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
   OF THE STATEMENTS OF INCOME

MARCH 31, 2004


A summary of the period to period changes in items included in the statements of income is shown below.





                                          COMPARISON OF
                                       Three Months Ended
                                            March 31,
                                       2004    and   2003

                                            Increases
                                           (Decreases)

                 Revenues                  $  (92,619)  ( 14.1%)

                 Operating Expenses        $  (58,287)  ( 10.9%)

                 Net Income                $ (42,061)   ( 39.7%)

	Revenues decreased $92,619 in the first quarter of 2004 as compared with the first quarter of 2003 due primarily to an decrease in title revenue of $196,090 (35.4%). Other factors include: a slight increase in rent of $14,271 (15.2%), a decrease in interest and dividends of $4,770 (9.5%), an increase in other revenue of $16,738 (92.8%), and a $10,000 gain on sale of securities during the first quarter of 2004 compared to $61,752 loss on sale of securities during first quarter 2003.

Operating expenses decreased $58,287 (10.9%) in the first quarter of 2004 as compared with the first quarter of 2003 due primarily to a decrease of $100,168 (39.4%) in other expenses. Salaries and payroll costs increased $50,005 (21.6%), intercompany charges decreased by $11,000 (33.3%),and depreciation increased by $2,875 (16.2%) in the first quarter of 2004 compared with the first quarter of 2003.

TSI, INC.

CONTROLS AND PROCEDURES

MARCH 31, 2004

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

Changes in internal controls, subsequent to the date of this evaluation. Our Chief Executive Officer and Chief Financial Officer are not aware of any significant changes in our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weakness, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by us, in reports that we file or submit under the Securities Act, is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules or regulations.

TSI, INC.

PART II

OTHER INFORMATION

MARCH 31, 2004




ITEM 1	LEGAL PROCEEDINGS

None

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5	OTHER INFORMATION

None

TSI, INC.

PART II

OTHER INFORMATION - CONTINUED

MARCH 31, 2004


ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K


   (a)  Exhibits:

       Exhibit
       Number 	Description                              Page #

	3.1	Articles of Incorporation                 12
	3.2	By-Laws                                   12
	10	Material Contracts                        12
	16	Letter on change in certifying accountant 13
	31.1	Certification required under Section 302  14-15
	31.2	Certification required under Section 302  16-17
	32.1    Certification required under Section 906  18
	32.2    Certification required under Section 906  18


   (b)  Reports on Form 8-K

On October 20, 2003, Dwyer & Company, CPA, PC, our independent accountant, resigned, when the review for the period ending September 30, 2003 was completed. February 23, 2004, we engaged Anderson ZurMuehlen & Co., P.C. as our principal accountant to audit our financial statements. The decision to change was approved by the Board of Directors. Dwyer & Company, CPA, PC's report on the financial statements for either of the past two years did not contain an adverse opinion and was not modified as to uncertainty, audit scope or accounting principles. A current report on Form 8-K was filed with the SEC on February 24, 2004 regarding the change in auditors.
On April 30, 2004, Form 8-K/A was filed including additional disclosures required by the Securities Exchange Commission.

SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TSI, INC.
Registrant




Date: June 30, 2004                    By:  s/John Ross
					John Ross,
					President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 30, 2004.


Director				s/Tyler Arneson
					  Tyler Arneson

Director				s/A.M. McCann
					  A. M. McCann

Chief Executive Officer		s/Paul J. McCann.
					  Paul J. McCann

Chief Financial Officer		s/D. Mellinger
			           D. Mellinger

TSI, INC.

EXHIBIT 3.1

ARTICLES OF INCORPORATION

There have been no amendments to the Articles of Incorporation for TSI, Inc.during the first fiscal quarter of 2004.





EXHIBIT 3.2

BY-LAWS

During the first quarter ending March 31, 2004, there were no changes toTSI, Inc.'s By-laws.






EXHIBIT 10

MATERIAL CONTRACTS

No material contracts were executed or became effective during the first quarter of 2004.

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

TSI, INC.

EXHIBIT 31.1

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

    b. Evaluated the effectiveness of TSI, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

    c. Disclosed in this report any change in TSI, Inc.'s internal control over financial reporting that occurred during TSI, Inc.'s first fiscal quarter that has materially affected, or is reasonably likely to materially affect TSI, Inc.'s internal control over financial reporting;

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



    Date: June 30, 2004             s/Paul J. McCann
                                   Paul J. McCann,
                                   Chief Executive Officer

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

b. Evaluated the effectiveness of TSI, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

c. Disclosed in this report any change in TSI, Inc.'s internal control over financial reporting that occurred during TSI, Inc.'s first fiscal quarter that has materially affected, or is reasonably likely to materially affect TSI, Inc.'s internal control over financial reporting;

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



    Date: June 30, 2004             s/D. Mellinger
                                      D. Mellinger,
                                      Chief Financial Officer

TSI, INC.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TSI, Inc. on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Paul J. McCann, Chief Executive Officer of TSI, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of perations of TSI, Inc.

Date:  June 30, 2004             s/Paul J. McCann
                                   Paul J. McCann,
                                   Chief Executive Officer



EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TSI, Inc. on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, D. Mellinger, Chief Financial Officer of TSI, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully compiles with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of TSI, Inc.

Date:  June 30, 2004                   s/D. Mellinger
   			               D. Mellinger,
                                       Chief Financial Officer