Form 10QSB
period 2004-06-30
TSI INC /MT/
filed 2004-08-03
CIK 99506

U.S. Securities and Exchange Commission
Washington, D. C.  20549
FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended   June 30, 2004

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
        Class                         Outstanding at June 30, 2004
$.05 Par Value Common Stock                 10,381,639 Shares

Transitional Small Business Disclosure Format (Check One): Yes ; No X

TSI, INC.

INDEX


JUNE 30, 2004






Page Number
PART I

  Condensed Financial Statements:

Balance Sheet -
  June 30, 2004	                          	              2

Statements of Income and Comprehensive Income -
  Three Months and Six Months Ended
  June 30, 2004 and 2003	                              3

Statements of Cash Flows -
  Three Months and Six Months  Ended
  June 30, 2004 and 2003	                              4

Notes to Financial Statements                               5-6

Management's Discussion and Analysis of the
      Statements of Income	                              7

Controls and Procedures                                       8

PART II

  Other Information	                                   9-10

  Signatures	                                             11

  Certifications					  14-18

TSI, INC.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2004

           (Unaudited)
ASSETS

Current Assets
   Cash						$	19,441,514
   Marketable Securities, at Fair Value	                 5,064,989
   Receivables, Net		                            67,683
   Prepaid Expenses		                            60,503

      Total Current Assets		                24,634,689

Other Assets

   Noncurrent Investments, at Fair Value                   659,609

Property, Plant and Equipment, Net                         748,932

Total Assets	                                $	26,043,230


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable and Accrued Liabilities	$	   205,928
   Income Taxes Payable		                            37,941
   Current Deferred Income Taxes	 	           120,493
   Due to Parent Company		                    99,394

   Related Party Payable		                    75,000

       Total Current Liabilities		           538,756

Provision for Estimated Title and Escrow Losses		   772,141

Minority Interests 		                           369,667

Long Term Deferred Income Taxes		                   104,441

Stockholders' Equity
   Common Stock, $.05 Par Value,
     30,000,000 shares authorized,
     10,381,639 shares issued & outstanding		   519,082
   Additional Paid-In Capital		                18,974,066
   Retained Earnings		                         4,329,092
   Accumulated Other Comprehensive Income		   435,985
               Total Stockholders' Equity		24,258,225

Total Liabilities and Stockholders' Equity	$	26,043,230


See Notes to Consolidated Financial Statements.

         			TSI, Inc.
          CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE  INCOME

					(Unaudited)

			For The Three Months	For The Six Months
			Ended			Ended
			June 30,		June 30,
			2004	   2003	      2004	   2003

Operating
Revenues	$ 517,092    $ 792,726    $1,081,498 $1,449,752

Operating
Expenses

  Salaries
   and Payroll
   Costs  	  296,242      392,086       577,253    623,092

  Depreciation	   20,665       19,024        41,330     36,813

  Other Expenses  244,627	201,711      420,826	489,078



  Total
   Expenses      561,534 	612,821    1,039,409   1,148,983

Operating
  Income (Loss)	(44,442)	179,905       42,089     300,769

Minority Portion
   Of Income	1,797 		(298)	     (2,363)	 (2,138)

		(42,645)	179,607       39,726 	 298,631

Income Tax
 (Expense)
   Benefit       32,627		(33,925)      14,088 	(47,055)

Net
  Income (Loss)	(10,018)	145,682       53,814     251,576

Other Comprehensive
  Income
     Increase (Decrease) in
     Unrealized Holding Gains,
     Net of Income
     Taxes	(20,107)	143,226      (6,633)	 160,556

Comprehensive
Income (Loss) $ (30,125)     $	288,908    $ 47,181 	$412,132

Basic
Earnings (Loss)
Per Share     $	 (0.001)     $	   0.01	   $	0.005	$   0.02

Weighted
Average
Shares	      10,406,448       12,773,426   10,430,153 	11,627,724




             See Notes to Consolidated Financial Statements.

TSI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)


						For The Six Months
						Ended
						June 30,
						2004         2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By
   Operating Activities			$   180,314 	$    142,445


CASH FLOWS FROM INVESTING ACTIVITIES

  Cash Purchases of Furniture and
   Equipment				   (137,488)         (18,403)
  Cash Used For Purchases of Marketable
    Securities Available For Sale	 (5,953,050)	  (1,040,528)

  Cash Received on Dispositions of
   Marketable Securities Available
    For Sale		                   1,977,572          177,701

Net Cash Provided (Used) By
   Investing Activities		         (4,112,966)	    (881,230)

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash Purchases of Common Stock	   (196,966)           (8,642)
  Cash Provided (To) From Parent Company    (60,000)	       268,093

Net Cash Provided By
   Financing Activities			(256,966)	       259,451

NET DECREASE IN CASH			(4,189,618)	     (479,334)

CASH - BEGINNING OF PERIOD		23,631,132 	    23,337,149

CASH - END OF PERIOD		$	19,441,514 	$   22,857,815








See Notes to Consolidated Financial Statements.

TSI, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

Note. 1  Basis of Presentation
In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of June 30, 2004 and the results of the Company's operations and cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the six months ended June 30, 2004 and 2003 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

M Corp, Great Falls, Montana, owns approximately 93% of the Company's issued and outstanding common stock.

Note 2.  Significant Accounting Policies
For purposes of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and money market accounts, all with original maturities of three months or less.

The Company's investment security portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at June 30, 2004. The unrealized holding gain at June 30, 2004, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at June 30, 2004.

Basic earnings per share (EPS) is calculated by dividing net income by the weighted number of common shares outstanding for the period.

Note 3.  Contingencies
The Board of Directors has approved the Company's participation in an attempt to purchase a savings and loan institution. The Company will participate in the purchase with its parent, M Corp. Should the . purchase take place, the liquidity of the Company will be significantly affected.

TSI, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

Note 4.  Segment Information

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the quarter ended June 30, 2004:




			Sales To			Segment
			Outside		Interest	Operating
			Concerns        Revenues	Profit (Loss)







Financial Holding
Company			$(91,844)	$15,779		$(98,946)

Title Insurance
Operations		  446,975	 11,642		   61,988

Rental Properties         132,551	  1,989           (7,934)


Consolidated		$ 487,682	$29,410		$(44,442)


A loss on the sale of securities is shown as a reduction in revenue in order to remain consistent with comparisons in previous financial statements.


Note 5.  Subsequent Event

An agreement was drafted for the sale of two apartment complexes owned by Merritt Properties, Inc., a subsidiary of TSI, Inc, in the amount of $528,900. On July 30, 2004 the Company sold this property. As of
June 30, 2004, the property including furniture and fixtures is carried on the financial statements at a cost of $334,397 with $84,078 in accumulated depreciation, and the land is carried at $18,000. The net proceeds of the sale are expected to be approximately $491,771, and will be held by Montana Exchange, Inc. pending a like-kind exchange expected to occur in the third or fourth quarter of 2004. The Company has not yet identified the new property in connection with the exchange.

TSI, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE STATEMENTS OF INCOME

JUNE 30, 2004


A summary of the period to period changes in items included in the statements of income is shown below.



      					COMPARISON OF
				Three Months           Six Months
      				Ended                     Ended
     				June 30,                 June 30,
 	                    2004  and   2003           2004 and 2003



                           		   Increases
					  (Decreases)

         Revenues           $  (275,634)   ( 34.8%)   $ (368,254) (25.4%)

         Operating Expenses $  (51,287)      ( 8.4%)  $ (109,574)  (9.5%)

         Net Income         $ (155,700)      (107%)   $ (197,761) (78.6%)

	Revenues decreased $368,254 in the first six months of 2004
($275,634 for the second quarter of 2004) as compared to this time frame in 2003. This decrease is due primarily to a decrease in title revenue of $403,657 ($207,566 during the second quarter of 2004). Other factors include an increase in rental income of $12,277 (6.1%), and increase in interest and dividend revenues of $6,767, an increase in other revenue of $31,128, and an increased loss on sale of securities of $14,770 (40.2%) during the first six months of 2004.

Operating expenses decreased $109,574 (9.5%) in the first six months of 2004 ($51,287 during the second quarter of 2004) as compared with the same period of 2003 due primarily to a decrease of $57,252 (13.5%) in other expenses and a decrease in salaries and payroll costs of $45,839 (7.4%). Intercompany charges decreased by $11,000 (16.7%) ,and depreciation increased by $4,517 (12.3%) in the first six months of 2004 compared with the first six months of 2003. The provision for income taxes decreased by $61,143 (130%) for the first six months of 2004, due mainly to an increase in non-taxable income.

TSI, INC.

CONTROLS AND PROCEDURES

JUNE 30, 2004

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

JUNE 30, 2004




ITEM 1	LEGAL PROCEEDINGS

None

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5	OTHER INFORMATION

None

TSI, INC.

PART II

OTHER INFORMATION - CONTINUED

JUNE 30, 2004


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



TSI, INC.
Registrant




Date: July 27, 2004                            By:  s/John Ross
						John Ross,
						President

	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 27, 2004.


Director				s/Tyler Arneson
					  Tyler Arneson

Director				s/A.M. McCann
					  A. M. McCann

Chief Executive Officer		        s/Paul J. McCann.
					  Paul J. McCann

Chief Financial Officer		        s/D. Mellinger
					  D. Mellinger

TSI, INC.

EXHIBIT 3.1

ARTICLES OF INCORPORATION

There have been no amendments to the Articles of Incorporation for TSI, Inc. during the first or second fiscal quarters of 2004.





EXHIBIT 3.2

BY-LAWS

During the first or second quarters ending June 30, 2004, there were no changes to TSI, Inc.'s By-laws.






EXHIBIT 10

MATERIAL CONTRACTS

No material contracts were executed or became effective during the first or second quarter of 2004.

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

	b. Evaluated the effectiveness of TSI, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

	c. Disclosed in this report any change in TSI, Inc.'s internal control over financial reporting that occurred during TSI, Inc.'s second fiscal quarter that has materially affected, or is reasonably likely to materially affect TSI, Inc.'s internal control over financial reporting;

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



    Date: July 27, 2004             s/Paul J. McCann
                                      Paul J. McCann,
				Chief Executive Officer

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

	b. Evaluated the effectiveness of TSI, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

	c. Disclosed in this report any change in TSI, Inc.'s internal control over financial reporting that occurred during TSI, Inc.'s second fiscal quarter that has materially affected, or is reasonably likely to materially affect TSI, Inc.'s internal control over financial reporting;

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



    Date: July 27, 2004             s/D. Mellinger
                            D. Mellinger, Chief Financial Officer

TSI, INC.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TSI, Inc. on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Paul J. McCann, Chief Executive Officer of TSI, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of TSI, Inc.

Date:  July 27, 2004              	 s/Paul J. McCann
                                           Paul J. McCann,
					Chief Executive Officer



EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TSI, Inc. on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
D. Mellinger, Chief Financial Officer of TSI, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of TSI, Inc.

Date:  July 27, 2004              	 s/D. Mellinger
   					    D. Mellinger,
                                      Chief Financial Officer