Form 10QSB
period 2004-09-30
TSI INC /MT/
filed 2004-11-12
CIK 99506

U.S. Securities and Exchange Commission
Washington, D. C.  20549
FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended  September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class                            Outstanding at September 30, 2004
$.05 Par Value Common Stock      10,381,739 Shares

Transitional Small Business Disclosure Format (Check One):
Yes      ; No    X

TSI, INC.

INDEX


SEPTEMBER 30, 2004






Page Number
PART I

  Condensed Financial Statements:

Balance Sheet -
  September 30, 2004	                                2

Statements of Income and Comprehensive Income -
  Three Months and Nine Months Ended
  September 30, 2004 and 2003	                        3

Statements of Cash Flows -
  Nine Months  Ended
  September 30, 2004 and 2003	                        4

Notes to Financial Statements                         5-6

Management's Discussion and Analysis of the
      Statements of Income	                        7

Controls and Procedures                                 8

PART II

  Other Information	                             9-10

  Signatures	                                       11

  Certifications                                    13-17

TSI, INC.
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2004
   (Unaudited)
ASSETS

Current Assets
   Cash			     	$	18,685,184
   Marketable Securities,
    at Fair Value		         4,925,318
   Receivables, Net		            58,285
   Due from Parent		           150,606
   Prepaid Expenses		            60,878
      Total Current Assets		23,880,271
Other Assets
   Note Receivable	                   200,000
   Noncurrent Investments, at Fair Value   651,752

Property, Plant and Equipment, Net       3,052,821

Total Assets	                $	27,784,844

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable and
     Accrued Liabilities	$	   240,861
   Current Portion of
     Long Term Debt	                    50,000
   Income Taxes Payable		            37,941
   Current Deferred Income Taxes	   127,972
   Related Party Payable		    75,000
       Total Current Liabilities           531,774
Long Term Liabilities
   Provision for Estimated Title
    and Escrow Losses		           765,534
   Minority Interests 		           370,265
   Long Term Debt Payable	         1,270,930
   Long Term Deferred Income Taxes	   204,239
       Total Long Term Liabilities       2,610,968
Stockholders' Equity
   Common Stock, $.05 Par Value,
     30,000,000 shares authorized,
     10,381,739 shares issued &
     outstanding		           519,087
   Additional Paid-In Capital		18,974,061
   Retained Earnings		         4,706,549
   Accumulated Other Comprehensive Income  442,405
       Total Stockholders'Equity        24,642,102

Total Liabilities and
  Stockholders' Equity	       $	27,784,844

See Notes to Consolidated Financial Statements.

TSI, INC.

CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME

(Unaudited)

			For The Three Months     For The Nine Months
		               Ended	               Ended
                           September 30,             September 30,
		       2004	   2003	         2004	      2003

Operating Revenues $1,025,401 	$742,451 	$2,106,899    $2,194,258

Operating Expenses

  Salaries and
     Payroll Costs    319,867    324,714 	   897,120 	 947,806

  Depreciation         15,038     19,024            56,369 	  55,837

  Other Expenses      222,947    243,289 	   643,772       734,422

  Total Expenses      557,852    587,027 	 1,597,261     1,738,065

Operating Income      467,549 	155,424            509,638       456,193


Minority Portion
   Of (Income)		(999)     (431)		    (3,362)	 (2,569)

Net Income Before
 Income Taxes	       466,550 	154,993 	    506,276 	 453,624

Income Tax (Expense)  (89,094)	(27,116)	   (75,006)	(74,171)

Net Income 	       377,456 	127,877 	    431,270      379,453

Other Comprehensive Income (Loss)
  Increase (Decrease) in
  Unrealized Holding Gains,
  Net of Income Taxes	 6,420  111,072 	      (213)	 271,628

Comprehensive
 Income	           $  383,876 	$238,949 	$  431,057 	$ 651,081

Basic Earnings
 Per Share	   $	0.04 	$  0.01 	$     0.04 	$    0.04

Weighted Average
 Shares		   10,381,640 	10,465,174 	10,413,873 	10,466,644




See Notes to Consolidated Financial Statements.

TSI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

						For The Nine Months
							Ended
				                   September 30,
						2004		2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided by Operating Activities	$(408,464)   $  429,415
   Income Taxes Paid		                   (6,500)	(3,650)


Net Cash From Operating Activities 	        $(414,964)   $  425,765


CASH FLOWS FROM INVESTING ACTIVITIES

  Cash Received on Sales and Redemptions
    of Property, Plant and Equipment		  495,516 	 10,250

  Cash Purchases of Property,
    Plant and Equipment                        (1,156,605)      (46,025)

  Cash Used For Purchases of Marketable
    Securities Available For Sale              (5,980,435)   (1,053,645)

  Cash Received on Dispositions of Marketable
    Securities Available For Sale		2,162,572 	118,893




Net Cash Provided By (Used By)
   Investing Activities		             (4,478,952)      (970,527)

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash Advanced as Note Receivable            (200,000)	   --

   Cash Advances From (To) Parent Company	310,000 	264,074

   Cash Purchases of Common Stock	       (162,032)	(9,842)

Net Cash Provided By
   Financing Activities		                (52,032)	254,232

NET (DECREASE) IN CASH		             (4,945,948)      (290,530)

CASH - BEGINNING OF PERIOD	             23,631,132      23,337,149

CASH - END OF PERIOD	                  $  18,685,184    $ 23,046,619




See Notes to Consolidated Financial Statements.

TSI, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Note. 1  Basis of Presentation
In the opinion of management, all adjustments necessary (consisting of only normalrecurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of September 30, 2004 and the results of the Company's operations and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the nine months ended September 30, 2004 and 2003 are not indicative of the results to be expected for the full year.

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

The Company's investment security portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at September 30, 2004. The unrealized holding gain at September 30, 2004, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at September 30, 2004.

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

TSI, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Note 4.  Segment Information

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the quarter ended September 30, 2004:


			Sales To			Segment
			Outside		Interest 	Operating
			Concerns	Revenues      Profit(Loss)



Financial
Holding Company	       $ 47,024        $ 14,818         $ (75,998)

Title Insurance
Operations              370,510          18,187            58,485

Rental
Properties              572,643           2,219           485,051



Consolidated           $990,177        $ 35,224         $ 467,548











A loss on the sale of securities is shown as a reduction in revenue in order to remain consistent with comparisons in previous financial statements.

Note 5.  Real Estate Transactions

During second quarter, an agreement was entered into for the sale of two apartment complexes owned by Merritt Properties, Inc., a subsidiary of TSI,
Inc.  On July 30, 2004 the Company sold  this property.   The net proceeds of
the sale were held by Montana Exchange, Inc. pending a like-kind exchange. Merritt Properties, Inc. identified the new property involved in the 1031 tax-deferred exchange as a tenant in common of the Avalon Apartments located in Gresham, Oregon. On September 16, 2004 the exchange was finalized and TSI, Inc. realized a gain of $490,897. Merritt Properties, Inc. paid additional cash to invest a total $1,000,000. Merritt Properties, Inc. was then allocated debt in the amount of $1,320,930, resulting in an increase in the amount of the asset to $2,320,930 and the creation of allocated debt in the amount of $1,320,930. Merritt Properties, Inc. owns 9.3023% of the Avalon Apartments as a tenant in common.

On September 27, 2004 the Company signed an agreement with Dahlquist Realty to sell property (not used as rental property) located in Monarch, Montana. TSI, Inc. shows this building cost at $63,795, which is fully depreciated. The price expected upon sale of the property is $465,000. There are no offers to-date. The operating expenses associated with this property have been reported in the Financial Holding Company segment.

TSI, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE STATEMENTS OF INCOME

SEPTEMBER 30, 2004


A summary of the period to period changes in items included in the statements of income is shown below.



      						COMPARISON OF
				      Three Months           Nine Months
      				         Ended                  Ended
  				      September 30,         September 30,
				      2004 and 2003         2004 and 2003



                                                     Increases
                                                    (Decreases)

            Revenues               $  280,894     37.7%   $   (87,359)  (4%)

            Operating Expenses     $  (31,230)    (5.3%)  $ (140,804) (8.1%)

            Net Income             $  249,578    195.2%   $   51,817   13.7%

Revenues decreased $87,359 (4%) in the first nine months of 2004 (an increase of $280,894 for the third quarter of 2004) as compared to this time frame in 2003. This decrease is due primarily to a decrease in title revenue of $620,408 ($216,751 during the third quarter of 2004) offset by a $475,718 gain on the sale of securities and fixed assets during the first nine months of 2004. Other factors include an increase in rental income of $34,878 (11.5%), an increase in interest and dividend revenues of $11,645 (8.1%), and an increase in other revenue of $10,808.

Operating expenses decreased $140,804 (8.1%) in the first nine months of 2004 ($31,230 during the third quarter of 2004) as compared with the same period of 2003 due primarily to a decrease of $79,650 (12.5%) in other expenses and a decrease in salaries and payroll costs of $50,686 (5.3%). Intercompany charges decreased by $11,000 (11.1%), and depreciation increased by $532 (1%) in the first nine months of 2004 compared with the first nine months of 2003. The provision for income taxes decreased by $835 (1.1%) for the first nine months of 2004.

TSI, INC.

CONTROLS AND PROCEDURES

SEPTEMBER 30, 2004

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

TSI, INC.

PART II

OTHER INFORMATION

SEPTEMBER 30, 2004




ITEM 1	LEGAL PROCEEDINGS

None

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS

None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5	OTHER INFORMATION

None

TSI, INC.

PART II

OTHER INFORMATION - CONTINUED

SEPTEMBER 30, 2004


ITEM 6	EXHIBITS


  Exhibit
  Number 	Description                                Page #

    3.1		Articles of Incorporation                    12
    3.2		By-Laws                                      12
    10		Material Contracts                           12
    31.1	Certification required under Section 302  13-14
    31.2	Certification required under Section 302  15-16
    32.1        Certification required under Section 906     17
    32.2        Certification required under Section 906     17

SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TSI, INC.
Registrant




Date: November 12, 2004                         By:  s/John Ross
						John Ross,
						President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 12, 2004.


Director				s/Tyler Arneson
					  Tyler Arneson

Director				s/A.M. McCann
					  A. M. McCann

Chief Executive Officer		        s/Paul J. McCann.
					  Paul J. McCann

Chief Financial Officer		        s/D. Mellinger
					  D. Mellinger

TSI, INC.

EXHIBIT 3.1

ARTICLES OF INCORPORATION

There have been no amendments to the Articles of Incorporation for TSI, Inc. during the first, second or third fiscal quarters of 2004.





EXHIBIT 3.2

BY-LAWS

During the first, second or third quarters ending September 30, 2004, there were no changes to TSI, Inc.'s By-laws.






EXHIBIT 10

MATERIAL CONTRACTS

No material contracts were executed or became effective during the first, second or third quarters of 2004.

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

    b. Evaluated the effectiveness of TSI, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

    c. Disclosed in this report any change in TSI, Inc.'s internal control over financial reporting that occurred during TSI, Inc.'s third fiscal quarter that has materially affected, or is reasonably likely to materially affect TSI, Inc.'s internal control over financial reporting;

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



 Date: November 12, 2004             s/Paul J. McCann
                               	       Paul J. McCann,
                                       Chief Executive Officer

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

   b. Evaluated the effectiveness of TSI, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

   c. Disclosed in this report any change in TSI, Inc.'s internal control over financial reporting that occurred during TSI, Inc.'s third fiscal quarter that has materially affected, or is reasonably likely to materially affect TSI, Inc.'s internal control over financial reporting;

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



    Date: November 12, 2004             s/D. Mellinger
                                          D. Mellinger,
                                          Chief Financial Officer

TSI, INC.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TSI, Inc. on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Chief Executive Officer of TSI, Inc., certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of TSI, Inc.

Date:  November 12, 2004              	 s/Paul J. McCann
                                           Paul J. McCann,
                                           Chief Executive Officer



EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TSI, Inc. on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, D. Mellinger, Chief Financial Officer of TSI, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of TSI, Inc.

Date:  November 12, 2004              	 s/D. Mellinger
   					   D. Mellinger,
                                           Chief Financial Officer